Form 10-Q
period 2023-09-30
RayzeBio, Inc.
filed 2023-11-13
CIK 1825367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________ to _________
Commission file number: 001-41799
_____________________
RayzeBio, Inc.
(Exact name of registrant as specified in its charter)
_____________________

Delaware		84-4388509
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
5505 Morehouse Drive, Suite 300
San Diego CA 92121
(619) 937-2757
(Address including zip code, and telephone number including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RYZB	The Nasdaq Global Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of November 7, 2023, the registrant had outstanding 59,919,502 shares of common stock outstanding.

RayzeBio, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding future events, our business strategy, and the plans and objectives of management for future operations, are forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions.
These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
•the timing, progress and results of our preclinical studies and clinical trials, including statements regarding the anticipated timing of initiation and completion of studies or trials, the period during which the results of the trials will become available and our development plans;
•the timing of and costs involved in obtaining and maintaining regulatory approval of our drug candidates, including RYZ101, in any of the indications for which we are developing them, or any future drug candidates that we may identify or develop;
•our ability to obtain an adequate supply at reasonable costs of Ac225 or any other radioisotope we may incorporate into our drug candidates, including as such supply may be impacted by the ongoing war between Russia and Ukraine;
•our ability to address the fulfillment and logistical challenges posed by the time-limited stabilization of our current or future drug candidates;
•our ability to develop paired diagnostic imaging agents, including RYZ811;
•our ability to obtain funding for our operations necessary to complete the clinical trials for our drug candidates, including RYZ101, or any future drug candidates;
•our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements, including our ability to comply with our financial obligations pursuant to the terms of such agreements;
•the timing and likelihood of the achievement of milestones pursuant to our existing collaboration and licensing agreements;
•our commercialization, marketing and manufacturing capabilities and strategy, including the timing and costs of constructing our own GMP manufacturing facility;
•our ability to identify and develop drug candidates for treatment of additional indications;
•the performance of our third-party service providers, including our suppliers and manufacturers;
•the rate and degree of market acceptance and clinical utility for our drug candidates, including RYZ101, in any of the indications in which we plan to develop them, and any other drug candidates we may develop;
•the effects of competition with respect to our drug candidates, including RYZ101, or any of our future drug candidates, as well as innovations by current and future competitors in our industry;
•the implementation of our strategic plans for our business, any drug candidates we may develop and our radiopharmaceutical therapeutics foundation and discovery engine;
•our intellectual property position, including the scope of protection we are able to establish, maintain, defend and enforce for intellectual property rights covering our drug candidates;
•our ability to attract and retain key scientific or management personnel;
•regulatory and legal developments in the United States and foreign countries;
•our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012;
•our ability to attract and retain employees and collaborators with development, regulatory and commercialization expertise;

•the accuracy of our estimates regarding future expenses, future revenue, capital requirements and need for additional financing;
•our financial performance and our ability to effectively manage our anticipated growth; and
•our estimates regarding the patient populations and market opportunities for our drug candidates.
These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. We discuss many of the risks associated with the forward-looking statements in greater detail under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.
We may use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the U.S. Securities and Exchange Commission. These disclosures will be included on our website under the “Investors” section.

Part I - Financial Information
Item 1. Financial Statements
RayzeBio, Inc.
Condensed Balance Sheets
(in thousands, except share and par value data)

	September 30, 2023	December 31, 2022

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$251,964	$129,159
Short-term investments	288,205	167,087
Prepaid expenses and other current assets	4,817	3,791
Total current assets	544,986	300,037
Property and equipment, net	49,696	15,084
Restricted cash	339	339
Right-of-use assets	8,484	9,308
Other assets	8	8
Total assets	$603,513	$324,776
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,237	$2,623
Accrued liabilities	13,610	6,691
Current portion of operating lease liabilities	1,266	1,144
Total current liabilities	17,113	10,458
Unvested stock liability	2,620	929
Operating lease liabilities, net of current portion	8,458	9,425
Commitments and contingencies (Note 3)
Convertible preferred stock, $0.0001 par value; authorized shares – no shares and 179,639,650 at September 30, 2023 and December 31, 2022, respectively; issued and outstanding shares – no shares and 34,942,503 at September 30, 2023 and December 31, 2022, respectively; liquidation preference $0 and $397,755 at September 30, 2023 and December 31, 2022, respectively	—	415,258
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized – no shares issued and outstanding	—	—
Common stock, $0.0001 par value; authorized shares – 700,000,000 and 246,500,000 at September 30, 2023 and December 31, 2022, respectively; issued shares – 61,047,189 and 5,515,050 at September 30, 2023 and December 31, 2022, respectively; outstanding shares – 59,826,184 and 4,532,751 at September 30, 2023 and December 31, 2022, respectively	6	1
Additional paid-in capital	755,829	19,374
Accumulated other comprehensive loss	(386)	(553)
Accumulated deficit	(180,127)	(130,116)
Total stockholders’ equity (deficit)	575,322	(111,294)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$603,513	$324,776
See accompanying notes.

RayzeBio, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Expenses:
Research and development	$18,170	$18,828	$48,759	$46,416
General and administrative	3,481	2,122	9,479	8,244
Total operating expenses	21,651	20,950	58,238	54,660
Loss from operations	(21,651)	(20,950)	(58,238)	(54,660)
Other Income (Expense):
Interest income	3,490	503	9,485	762
Other expense	(30)	—	(49)	—
Total other income (expense)	3,460	503	9,436	762
Net loss	(18,191)	(20,447)	(48,802)	(53,898)
Dividends	(1,209)	(4,550)	(1,209)	(4,550)
Net loss attributable to common stockholders	$(19,400)	$(24,997)	$(50,011)	$(58,448)
Other Comprehensive Income (Loss):
Unrealized gain (loss) on investment securities	180	102	167	(696)
Comprehensive Loss	$(19,220)	$(24,895)	$(49,844)	$(59,144)
Net loss per share attributable to common stockholders, basic and diluted	$(1.26)	$(6.55)	$(5.99)	$(17.14)
Weighted-average shares of common stock outstanding, basic and diluted	15,399,901	3,817,307	8,350,628	3,409,940
See accompanying notes.

RayzeBio, Inc.
Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	34,942,503	$415,258	4,532,751	$1	$19,374	$(553)	$(130,116)	$(111,294)
Deemed dividend upon down round of common stock	—	—	—	—	1,209	—	(1,209)	—
Conversion of convertible preferred stock into common stock	(34,942,503)	(415,258)	35,616,773	3	415,255	—	—	415,258
Issuance of common stock in connection with initial public offering, net of $26,310 of offering costs	—	—	18,706,240	2	310,400	—	—	310,402
Exercise of vested stock options	—	—	463,559	—	1,475	—	—	1,475
Vesting of early exercised stock options and founder shares	—	—	506,861	—	722	—	—	722
Stock-based compensation	—	—	—	—	7,195	—		7,195
Other noncash compensation	—	—	—	—	199	—	—	199
Unrealized gain on investment securities	—	—	—	—	—	167	—	167
Net loss	—	—	—	—	—	—	(48,802)	(48,802)
Balance at September 30, 2023	—	$—	59,826,184	$6	$755,829	$(386)	$(180,127)	$575,322

Balance at June 30, 2023	34,942,503	$415,258	5,242,552	$1	$25,803	$(566)	$(160,727)	$(135,489)
Deemed dividend upon down round of common stock	—	—	—	—	1,209	—	(1,209)	—
Conversion of convertible preferred stock into common stock	(34,942,503)	(415,258)	35,616,773	3	415,255	—	—	415,258
Issuance of common stock in connection with initial public offering, net of $26,310 of offering costs	—	—	18,706,240	2	310,400	—	—	310,402
Exercise of vested stock options	—	—	60,844	—	197	—	—	197
Vesting of early exercised stock options and founder shares	—	—	199,775	—	335	—	—	335
Stock-based compensation	—	—	—	—	2,564	—	—	2,564
Other noncash compensation	—	—	—	—	66	—	—	66
Unrealized gain on investment securities	—	—	—	—	—	180	—	180
Net loss	—	—	—	—	—	—	(18,191)	(18,191)
Balance at September 30, 2023	—	$—	59,826,184	$6	$755,829	$(386)	$(180,127)	$575,322
See accompanying notes.

RayzeBio, Inc.
Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit), Continued
(in thousands, except share data)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	22,498,827	$255,909	3,138,956	$–	$771	$(239)	$(55,106)	$(54,574)
Issuance of Series D convertible preferred stock, net of $406 of issuance costs	12,443,676	159,349	—	—	—	—	—	—
Deemed dividend upon down round of convertible preferred stock	—	—	—	—	4,550	—	(4,550)	—
Issuance of common stock for license rights	—	—	851,943	1	6,547	—	—	6,548
Repurchase of common shares	—	—	(194,514)	—	—	—	(1,860)	(1,860)
Exercise of vested stock options	—	—	44,115	—	85	—	—	85
Vesting of early exercised stock options and founder shares	—	—	555,174	—	620	—	—	620
Stock-based compensation	—	—	—	—	4,219	—	—	4,219
Other noncash compensation	—	—	—	—	269	—	—	269
Unrealized loss on investment securities	—	—	—	—	—	(696)	—	(696)
Net loss	—	—	—	—	—	—	(53,898)	(53,898)
Balance at September 30, 2022	34,942,503	$415,258	4,395,674	$1	$17,061	$(935)	$(115,414)	$(99,287)

Balance at June 30, 2022	22,498,827	$255,909	3,401,685	$—	$4,300	$(1,037)	$(90,417)	$(87,154)
Issuance of Series D convertible preferred stock, net of $406 of issuance costs	12,443,676	159,349	—	—	—	—	—	—
Deemed dividend upon down round of convertible preferred stock	—	—	—	—	4,550	—	(4,550)	—
Issuance of common stock for license rights	—	—	851,943	1	6,547	—	—	6,548
Exercise of vested stock options	—	—	5,153	—	10	—	—	10
Vesting of early exercised stock options and founder shares	—	—	136,893	—	119	—	—	119
Stock-based compensation	—	—	—	—	1,447	—	—	1,447
Other noncash compensation	—	—	—	—	88	—	—	88
Unrealized gain on investment securities	—	—	—	—	—	102	—	102
Net loss	—	—	—	—	—	—	(20,447)	(20,447)
Balance at September 30, 2022	34,942,503	$415,258	4,395,674	$1	$17,061	$(935)	$(115,414)	$(99,287)
See accompanying notes.

RayzeBio, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(48,802)	$(53,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,421	1,112
Loss on disposal of property and equipment	–	20
Stock-based compensation	7,195	4,219
Other noncash compensation	199	269
Issuance of common stock for license rights	–	6,548
Amortization of premium/(discount) on investment securities	(5,991)	519
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,026)	(731)
Accounts payable and accrued liabilities	1,765	929
Operating lease right-of-use assets and liabilities, net	(21)	121
Net cash used in operating activities	(45,260)	(40,892)
Cash Flows from Investing Activities:
Purchases of property and equipment	(31,811)	(6,296)
Purchases of investment securities	(292,489)	(50,082)
Sales and maturities of investment securities	177,530	104,448
Net cash provided by (used in) investing activities	(146,770)	48,070
Cash Flows from Financing Activities:
Proceeds from issuance of common stock in initial public offering, net of issuance costs	310,947	–
Proceeds from issuance of convertible preferred stock, net of issuance costs	–	159,684
Proceeds from exercise of vested and unvested common stock options	3,888	87
Repurchase of common stock	–	(1,876)
Net cash provided by financing activities	314,835	157,895
Net increase in cash, cash equivalents and restricted cash	122,805	165,073
Cash, cash equivalents and restricted cash, beginning of period	129,498	50,851
Cash, cash equivalents and restricted cash, end of period	$252,303	$215,924
Supplemental Disclosure of Noncash Activities:
Issuance of common stock for license rights	$–	$6,548
Vesting of common stock	$722	$620
Unpaid property and equipment purchases	$6,487	$1,335
Right-of-use assets and operating lease liabilities	$–	$2,345
Unpaid equity offering costs	$545	$335
Conversion of preferred stock to common stock upon initial public offering	$415,258	$–
Deemed dividend upon down round of equity offerings	$1,209	$4,550
See accompanying notes.

RayzeBio, Inc.
Notes to Condensed Financial Statements
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization
RayzeBio, Inc. (the “Company”) was incorporated in the state of Delaware on January 2, 2020 and is based in San Diego, California. The Company is building a vertically integrated radiopharmaceutical therapeutics (“RPT”) company.
Reverse Stock Split
On September 7, 2023, the Company effected a 1-for-5.141 reverse stock split of its common stock and the convertible preferred stock. The par value and the authorized shares of the common stock and the convertible preferred stock were not adjusted as a result of the reverse stock split. The accompanying condensed financial statements and notes to the condensed financial statements give retroactive effect to the reverse stock split for all periods presented.
Initial Public Offering
On September 19, 2023, the Company completed its initial public offering (“IPO”) in which the Company issued and sold 18,706,240 shares of common stock (including 2,591,640 shares of common stock in connection with the full exercise of the underwriters’ option to purchase additional shares) at an offering price to the public of $18.00 per share. Proceeds from the IPO, net of offering costs, were $310.4 million. In connection with the completion of the IPO, all outstanding shares of convertible preferred stock were converted into 35,616,773 shares of common stock.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected to avail itself of this exemption from new or revised accounting standards, and therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Use of Estimates
The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Company’s financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed financial statements and accompanying notes. The most significant estimates in the Company’s condensed financial statements relate to accruals for research and development expenses, stock-based compensation and other fair value measurements. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.
Unaudited Interim Financial Information
The accompanying condensed balance sheet as of September 30, 2023, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, condensed statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2023 and 2022 and condensed statements of cash flows for the nine months ended September 30, 2023 and 2022 and the related footnote disclosures are unaudited. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2023 and its results of operations for the three and nine months ended September 30, 2023 and 2022 required by GAAP for complete financial statements. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full fiscal year or any other interim period. These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s final prospectus dated September 14, 2023 filed with the Securities and Exchange Commission (the "SEC") on September 18, 2023 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act").

There have been no changes to the significant accounting policies disclosed in Note 1 to the consolidated financial statements for the years ended December 31, 2022 included in the Company’s final prospectus for the IPO filed pursuant to Rule 424(b)(4) under the Securities Actt with the SEC on September 18, 2023.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that the Company adopt as of the specified effective date. The Company has evaluated recently issued accounting pronouncements and, based on its assessment, does not believe any will have a material impact on its unaudited condensed financial statements or related footnote disclosures.
Liquidity and Capital Resources
From its inception through September 30, 2023, the Company has devoted substantially all its resources and efforts to building its organization, developing its RPT discovery engine, identifying and developing potential drug candidates, preparing for and executing preclinical studies and clinical trials, acquiring technology, organizing and staffing the Company, business planning, establishing and securing its intellectual property portfolio, raising capital, building out its GMP manufacturing facility and providing general and administrative support for these operations. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $180.1 million as of September 30, 2023. Since inception through September 30, 2023, the Company has funded its operations primarily with the net proceeds from the issuance of its convertible preferred stock and the issuance of common stock from the Company’s IPO. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to complete clinical trials and launch and commercialize any drug candidates for which it receives regulatory approval. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, financial condition, results of operations and prospects. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.
As of September 30, 2023, the Company had cash, cash equivalents and short-term investment securities of $540.2 million, which will be sufficient to fund its planned operations for a period of at least 12 months from the issuance date of these condensed financial statements.
Fair Value Measurements
The accounting guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1:Observable inputs such as quoted prices in active markets.
Level 2:Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.
Level 3:Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The carrying value of the Company’s cash, cash equivalents, restricted cash, prepaid and other current assets, accounts payable and accrued liabilities are considered to be representative of their respective fair values due to the short-term nature of those instruments.
Financial assets measured at fair value on a recurring basis consist of marketable securities. The fair value of marketable securities is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.
The Company has no financial liabilities recorded at fair value on a recurring basis. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2023:
Assets:
Cash equivalents:
Money market funds	$220,045	$220,045	$—	$—
Commercial paper	7,478	—	7,478	—
U.S. treasury securities	14,856	14,856	—	—
Total cash equivalents	242,379	234,901	7,478	—
Short-term investments:
Commercial paper	47,653	—	47,653	—
Corporate debt securities	8,042	—	8,042	—
U.S. agency securities	25,233	—	25,233	—
U.S. treasury securities	207,277	207,277	—	—
Total short-term investments	288,205	207,277	80,928	—
Total assets measured at fair value on a recurring basis	$530,584	$442,178	$88,406	$—

As of December 31, 2022:
Assets:
Cash equivalents:
Money market fund	$9,691	$9,691	$—	$—
Commercial paper	106,042	—	106,042	—
Corporate debt securities	7,677	—	7,677	—
Total cash equivalents	123,410	9,691	113,719	—
Short-term investments:
Asset backed securities	105	—	105	—
Commercial paper	85,732	—	85,732	—
Corporate debt securities	16,661	—	16,661	—
U.S. agency securities	15,351	—	15,351	—
U.S. treasury securities	49,238	49,238	—	—
Total short-term investments	167,087	49,238	117,849	—
Total assets measured at fair value on a recurring basis	$290,497	$58,929	$231,568	$—
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash in readily available checking accounts, money market funds, commercial paper, corporate debt securities and U.S. treasury securities.

Restricted cash primarily represents money market accounts held as collateral in connection with the Company’s facility leases and is reported as a long-term asset in the accompanying condensed balance sheets. Cash, cash equivalents and restricted cash presented in the accompanying condensed statements of cash flows consist of the following (in thousands):

	September 30,
	2023	2022
Cash and cash equivalents	$251,964	$215,585
Restricted cash	339	339
Total	$252,303	$215,924
Marketable Securities
The Company’s marketable securities primarily consist of money market funds, asset backed securities, commercial paper, corporate debt securities, U.S. agency securities and U.S. treasury securities classified within cash and cash equivalents and short-term investments depending on their maturity at the time of purchase. The Company classifies marketable securities as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all marketable securities with maturity dates beyond three months at the date of purchase as current assets in the accompanying condensed balance sheets. As of September 30, 2023, the Company had no intent to sell any marketable securities prior to maturity. Marketable securities classified as available-for-sale are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity (deficit) until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. Realized gains and losses are calculated using the specific identification method and recorded as interest income or expense.
The Company segments its portfolio based on the underlying risk profiles of their current securities being held. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current and expected future economic conditions. The Company has determined there were no material declines in fair values of its marketable securities due to credit-related factors through September 30, 2023.

The following tables summarize available-for-sale securities (in thousands):

	As of September 30, 2023
	Maturity in Years	Amortized Cost	Unrealized		Estimated Fair Value
			Gains	Losses
Cash equivalents:
Money market funds		$220,045	$—	$—	$220,045
Commercial paper	1 year or less	7,477	1	—	7,478
U.S. treasury securities	1 year or less	14,854	2	—	14,856
Total cash equivalents		242,376	3	—	242,379
Short-term investments:
Commercial paper	2 years or less	47,701	—	(48)	47,653
Corporate debt securities	2 years or less	8,078	1	(37)	8,042
U.S. agency securities	2 years or less	25,323	—	(90)	25,233
U.S. treasury securities	2 years or less	207,492	4	(219)	207,277
Total short-term investments		288,594	5	(394)	288,205
Total		$530,970	$8	$(394)	$530,584

	As of December 31, 2022
	Maturity in Years	Amortized Cost	Unrealized		Estimated Fair Value
			Gains	Losses
Cash equivalents:
Money market funds		$9,691	$—	$—	$9,691
Commercial paper	1 year or less	106,014	28	—	106,042
Corporate debt securities	1 year or less	7,677	—	—	7,677
Total cash equivalents		123,382	28	—	123,410
Short-term investments:
Asset backed securities	2 years or less	105	—	—	105
Commercial paper	1 year or less	85,746	33	(47)	85,732
Corporate debt securities	2 years or less	16,699	2	(40)	16,661
U.S. agency securities	2 years or less	15,353	10	(12)	15,351
U.S. treasury securities	2 years or less	49,765	—	(527)	49,238
Total short-term investments		167,668	45	(626)	167,087
Total		$291,050	$73	$(626)	$290,497
The amortized cost and estimated fair value in the table above excludes $0.7 million and $0.5 million of accrued interest receivable included in prepaid expenses and other current assets in the accompanying condensed balance sheets as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023, 47 of the Company’s available-for-sale debt securities with a fair market value of $232.8 million were in a gross unrealized loss position of $0.4 million. Of those, none of the Company’s available-for-sale debt securities were in a continuous loss position for greater than 12 months. As of December 31, 2022, 29 of the Company’s available-for-sale debt securities with a fair market value of $101.6 million were in a gross unrealized loss position of $0.6 million. Of those, 8 of the Company’s available-for-sale debt securities with a fair market value of $34.3 million and a gross unrealized loss position of $0.5 million have been in a continuous loss position for greater than 12 months. The Company considers the decline in market value for the securities to be primarily attributable to current economic conditions and interest rate adjustments, rather than credit-related factors and does not intend to sell any securities prior to maturity.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and restricted cash. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the institutions holding its cash, cash equivalents, restricted cash and any marketable securities to the extent of the amounts recorded in the condensed balance sheets.
Deferred Offering Costs
The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After the consummation of the equity financing, these costs are recorded in members’ deficit as a reduction of additional paid-in capital or the associated preferred unit account, as applicable. In the event the offering is terminated, all capitalized deferred offering costs, currently recorded within other current assets, will be expensed immediately as a charge to operating expenses in the condensed statement of operations and comprehensive loss. As of September 30, 2023 and December 31, 2022, the Company had no deferred offering costs.
Research and Development Costs
All costs for research and development are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, stock-based compensation expense, outside service providers, facilities costs, fees paid to consultants and other professional services, external research and development costs incurred under agreements with contract research organizations, license and collaboration fees, supplies used in research and development and facilities, depreciation and other allocated expenses. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the related goods are delivered or services performed.
The Company has entered into various research and development contracts with research organizations and other companies. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying condensed balance sheets as prepaid expenses and other current assets. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. Historically, there have been no material differences between the Company’s estimates and the amounts actually incurred.
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company and its chief operating decision-maker view the Company’s operations and manage its business in one operating segment.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has excluded weighted-average unvested shares of 1,275,436 shares and 1,230,860 shares, from the weighted-average number of common shares outstanding for the three months ended September 30, 2023 and 2022, respectively, and 1,143,588 shares and 1,440,400 shares, from the weighted-average number of common shares outstanding for the nine months ended September 30, 2023 and 2022, respectively. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of convertible preferred stock, unvested common stock subject to repurchase and options outstanding under the Company’s stock option plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be anti-dilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Convertible preferred stock outstanding	–	35,543,204	–	35,543,204
Common stock options	4,257,580	2,983,404	4,257,580	2,983,404
Unvested common stock	1,221,005	1,129,250	1,221,005	1,129,250
Total	5,478,585	39,655,858	5,478,585	39,655,858
2.Balance Sheet Details
Property and equipment, net consist of the following (in thousands):

	September 30, 2023	December 31, 2022

Laboratory equipment	$8,989	$7,484
Computer equipment and software	304	185
Furniture and fixtures	522	522
Leasehold improvements	163	163
Construction in progress	43,012	8,603
	52,990	16,957
Less accumulated depreciation	(3,294)	(1,873)
Total	$49,696	$15,084
The Company recognized depreciation expense of $0.5 million and $1.4 million for the three and nine months ended September 30, 2023, respectively and $0.4 million and $1.1 million for the three and nine months ended September 30, 2022, respectively.
Accrued liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022

Accrued compensation	$3,076	$2,621
Accrued research and development	3,480	3,209
Accrued property and equipment purchases	6,267	471
Other accrued liabilities	787	390
Total	$13,610	$6,691
3.Commitments, Contingencies and Collaboration and License Agreements
Operating Leases
The Company leases office and laboratory space for its current headquarters in San Diego, California under a non-cancelable operating lease expiring in October 2028 (the “Morehouse Lease”). The Morehouse Lease contains an option to extend the lease for a period of five years, which was not included in the determination of the lease term as it was not reasonably certain that the Company would exercise this option. The Morehouse Lease requires a standby letter of credit of $0.1 million, which is secured by a money market account that is classified as restricted cash in the accompanying condensed balance sheets. The restricted cash is classified as long-term as the underlying funds are required as collateral for the standby letter of credit for a period of greater than 12 months from the balance sheet date.

In November 2021, the Company entered into a non-cancelable operating lease for 63,000 square feet of industrial space located in Indianapolis, Indiana for the construction of a GMP manufacturing facility (the “Indianapolis Lease”). The initial lease term is from March 2022 through April 2032 with an option to extend the lease for a period of five years. Monthly base rental payments due under the Indianapolis Lease commenced in March 2022 and escalate throughout the lease term. The Indianapolis Lease includes certain lease incentives and tenant improvement allowances and the Company is subject to additional charges for operating expenses. Under the terms of the Indianapolis Lease, the Company provided the lessor with an irrevocable letter of credit in the amount of $0.2 million, which is secured by a money market account that is classified as restricted cash in the accompanying condensed balance sheets. The restricted cash is classified as long-term as the underlying funds are required as collateral for the standby letter of credit for a period of greater than 12 months from the balance sheet date. The Indianapolis Lease commenced in March 2022 and the Company recorded a ROU asset of $2.3 million and operating lease liability of $2.4 million, net of lease incentives.
Information related to the Company’s operating leases is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$494	$495	$1,482	$1,443
Variable lease expenses	$305	$173	$845	$502
Cash paid for amounts included in the measurement of lease liabilities	$501	$487	$1,503	$1,322
The following table presents non-cancelable future minimum lease payments under operating leases (in thousands, except discount rate and remaining term):

September 30, 2023
Periods ending December 31:
2023 (remaining 3 months)	$506
2024	2,070
2025	2,132
2026	2,196
2027	2,261
Thereafter	3,414
Total minimum lease payments	12,579
Less: amount representing interest	(2,855)
Total operating lease liabilities	9,724
Less: current portion of lease liabilities	(1,266)
Operating lease liabilities, net of current portion	$8,458
Weighted-average discount rate	8.6%
Weighted-average remaining term	6.0 years
License and Research Collaboration Agreement with Peptidream, Inc.
On August 3, 2020, the Company and PeptiDream, Inc. (“PeptiDream”) entered into a license and research collaboration agreement (the “PeptiDream Agreement”) to engage in certain collaborative research activities relating to the identification, discovery, validation, and optimization of novel peptide compounds, following which the Company will have the right to develop and commercialize novel peptide-drug conjugates containing one or more compounds arising out of such collaborative research activities. The initial research term under the PeptiDream Agreement is two years and the Company may extend the research term for one year. The PeptiDream Agreement also contains a research plan under which each party is solely responsible for their own costs incurred.

Pursuant to the PeptiDream Agreement, PeptiDream granted the Company a non-transferable, sublicensable, worldwide, royalty and fee-bearing exclusive commercial license to certain licensed intellectual property rights. PeptiDream also granted the Company a non-exclusive, non-transferable, non-sublicensable, worldwide, non-commercial license to certain intellectual property rights for research purposes only, solely to the extent necessary for the Company to perform its collaboration activities. The Company granted PeptiDream a non-exclusive, non-transferable, non-sublicensable, worldwide license to certain intellectual property rights, solely to the extent necessary for PeptiDream to perform its collaboration activities.
As consideration for the rights and licenses provided, the Company agreed to issue its common shares to PeptiDream upon the closing of each preferred stock offering such that PeptiDream will maintain, on a fully diluted basis, a 5% ownership interest in the Company (the “Right to Future Equity”). The Right to Future Equity terminates upon the earliest of (i) termination of the PeptiDream Agreement in accordance with its terms, (ii) consummation of a change of control of the Company or (iii) consummation of an underwritten public offering of the Company’s common stock. The Company evaluated the terms of the Right to Future Equity and determined the right is a derivative that is not separable from the initial shares of common stock issued under the PeptiDream Agreement and in conjunction with the Company’s Series A preferred stock financing, and therefore, the derivative is embedded and will not require bifurcation as there is no net settlement. The Company will recognize the fair value of any common stock issued under the Right to Future Equity at the time of issuance. In addition to the equity grants, the Company has agreed to pay development milestones for each collaboration target and sales milestones of up to an aggregate of $380.0 million. The Company has agreed to pay PeptiDream a mid to high single-digit percentage royalty on net sales of licensed products, subject to reduction under certain circumstances. In addition, if the Company chooses to sublicense the license to any third parties, the Company agreed to pay to PeptiDream a mid single-digit to mid-twenties percentage of all sublicensing revenue. No amounts have been incurred or paid as of September 30, 2023.
Unless earlier terminated, the PeptiDream Agreement will expire on the first to occur of (a) the instance that, at any time from and after the expiration of the research term, there are no selected conjugates under active development or commercialization by the Company or (b) on a licensed product-by-licensed product and country-by-country basis upon the expiration of the applicable royalty term for such licensed product. The applicable royalty term shall begin on the date of first commercial sale of such licensed product in such country and end on the later of (i) expiration of the last-to-expire royalty claim, (ii) expiration of the regulatory exclusivity period with respect to such licensed product in such country, or (iii) 10 years. Upon expiration of the PeptiDream Agreement pursuant to clause (b) above, the commercial licenses granted to the Company will become irrevocable and fully paid-up with respect to such licensed product and country.
The Company has the right to terminate the PeptiDream Agreement, without cause, by giving 60 days’ advance written notice to PeptiDream, (a) in its entirety, (b) with respect to one or more collaboration target-specific aspects of the research plan, or (c) after the research term, with respect to one or more collaboration targets. Further, the PeptiDream Agreement may be terminated at any time during the term (i) upon written notice by either party upon a material uncured breach, (ii) by either party upon the filing or institution of bankruptcy, reorganization, liquidation, or receivership proceedings with respect to the other party, or upon an assignment of a substantial portion of the other party’s assets for the benefit of its creditors, and (iii) by PeptiDream immediately upon written notice to the Company in the event that the Company, or through an affiliate or sublicensee, directly or through assistance from a third party commences or participates in any administrative, judicial or similar proceeding challenging the validity, enforceability and/or patentability of any of PeptiDream’s patents or licensed technology, subject to certain exceptions.
In 2020, 2021 and 2022, the Company issued 1,187,980 shares, 286,656 shares and 851,943 shares, respectively, of its common stock to PeptiDream in conjunction with its Series A, Series B, Series C and Series D convertible preferred stock financings. In connection with the common stock issuances to PeptiDream the Company recognized $6.5 million for the three and nine months ended September 30, 2022, of fair value of the common stock issuances within research and development expense in the accompanying condensed statements of operations. No shares were issued to PeptiDream during the three and nine months ended September 30, 2023.

On August 9, 2022, the Company entered into an amendment to the PeptiDream Agreement (the “PeptiDream Amendment”). Pursuant to the PeptiDream Amendment, the Company (i) terminated an existing collaboration target and replaced it with a new collaboration target, (ii) extended the research term to four years, (iii) granted PeptiDream an exclusive option to develop, manufacture and commercialize the licensed product in a certain country, solely at PeptiDream’s expense, provided that PeptiDream provides notice of such option exercise before a certain clinical period. Pursuant to the PeptiDream Amendment, (iv) granted PeptiDream (a) a non-transferable, sublicensable, royalty-free, fully paid-up, exclusive license to certain background technology and certain collaboration technology to exploit such licensed product in a certain country and (b) a royalty-free, fully paid-up, non-exclusive license to any other know-how the Company or its affiliates control or that the Company or its affiliates come to control during the term of the PeptiDream Agreement that relates to such licensed product and is necessary or useful for the exercise of the license. Pursuant to the PeptiDream Amendment, PeptiDream has the right to grant a license to certain background technology and certain collaboration technology to any of its affiliates or any third party, subject to certain conditions.
On September 14, 2023, in connection with the IPO, the Right to Future Equity terminated and the Company is no longer required to issue shares to PeptiDream to maintain a 5% ownership in the Company.
Research Collaboration and License Agreement with Nimble Therapeutics, Inc.
In February 2021, as amended in September and November 2021, the Company and Nimble Therapeutics, Inc. (“Nimble”) entered into a research collaboration and license agreement (the “Nimble Agreement”) to collaborate on certain preclinical development activities with the goal of identifying binding peptides to certain collaboration targets. The collaboration may involve up to a fixed number of option targets, which the Company has the right to nominate during a specified time period. The Company has agreed that after a certain stage of each research plan, the Company is responsible for and has decision-making authority with respect to all development, manufacturing and commercialization of program molecules and program products at its sole cost and expense.
Pursuant to the Nimble Agreement, Nimble granted the Company a non-exclusive, sublicensable (subject to certain exclusions) license to certain of its existing and arising patents and know-how, solely to the extent necessary to make, have made, use, sell, offer for sale, export, import and fully exploit certain program molecules and program products, in the diagnosis, screening or treatment of one of more human diseases by introducing into the human body a peptide molecule targeting a collaboration target coupled to any radioactive molecule worldwide. Under the Nimble Agreement, the Company granted Nimble a non-exclusive, royalty-free, worldwide license to certain of its intellectual property solely for the purpose of Nimble’s performance of its assigned activities under each research plan and program.
The Company paid Nimble an upfront payment of $0.8 million for the primary collaboration target and has agreed to pay Nimble (i) up to an aggregate of $201.7 million upon the attainment of certain discovery, development and sales milestones and (ii) a mid-single digit royalty on net product sales for the first target. The Company has also agreed to make the following payments in total if it nominates the maximum number of additional optional collaboration targets permitted under the Nimble Agreement: (i) up to an aggregate of $897.5 million, which consists of an upfront payment, payments upon the attainment of certain discovery, development and first commercial sales milestones, and certain net sales milestones, and (ii) a mid-single digit royalty on net product sales, subject to reduction under certain circumstances. In addition, the Company has agreed to pay Nimble up to a low double digit percentage of certain licensing consideration it receives.
The Nimble Agreement will expire on a program product-by-program product and country-by-country basis on the date of the expiration of all applicable royalty obligations. Both parties have the right to terminate the Nimble Agreement for an uncured material breach or insolvency of the other party. The Company has the unilateral right to terminate the Nimble Agreement in its entirety upon 90 days prior written notice.
At the inception of the Nimble Agreement, the Company capitalized the $0.8 million upfront payment to Nimble and will amortize such amount to research and development expense over the estimated performance period of Nimble’s assigned activities under the Nimble Agreement. No material fair value was assigned to the license given its early stage of development. As of September 30, 2023, there was no unamortized balance to be recognized. For certain costs incurred by Nimble in connection with the Nimble Agreement, the Company reimbursed Nimble $0 and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $0.2 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively.

License Agreement with Ablaze Pharmaceuticals
In May 2021, as amended in November 2021 and June 2023, the Company entered into a license agreement (the “Ablaze Agreement”) under which the Company granted Ablaze an exclusive, royalty-bearing and sublicenseable (under certain circumstances) license to certain of the Company’s intellectual property to develop, make, have made, use, sell, offer for sale, import and otherwise commercialize a certain number of the Company’s proprietary products in China, Hong Kong, Macau and Taiwan (“greater China”) for all therapeutic, prophylactic and diagnostic uses, and a right of first negotiation to license up to a certain number of additional products from the Company. Upon completion of certain activities by the Company, Ablaze shall have a designated period of time to decide whether to select such product as a product under this Ablaze Agreement. Ablaze is solely responsible for the development, manufacturing and commercialization of all products covered by the Ablaze Agreement. The maximum number of selected products under the Ablaze Agreement is limited to a certain number and Ablaze’s right to select products will expire upon the earlier of (a) Ablaze selecting the maximum number of products allowed to be selected under the Ablaze Agreement; and (b) the Company presenting to Ablaze a certain number of products for consideration by Ablaze to license. Additionally, pursuant to the Ablaze Agreement, Ablaze granted the Company an exclusive, royalty-free and sublicensable (under certain conditions) license to certain of its intellectual property to develop, manufacture and commercialize certain of the Company’s proprietary products for all therapeutic, prophylactic and diagnostic uses outside of greater China.
No upfront payments were required under the Ablaze Agreement. Ablaze has agreed to pay the Company: (i) up to an aggregate of $70.0 million per product upon the attainment of certain development and net sales milestones, and (ii) a mid to high-single digit royalty on net product sales in greater China, subject to certain potential royalty reductions. In addition, Ablaze has agreed to pay the Company up to a percentage in the mid-teens to mid-twenties of certain sublicense revenue it receives, depending on the time when the sublicense agreement is executed. As of September 30, 2023, no payments have been received from Ablaze.
Unless earlier terminated, the Ablaze Agreement will remain in effect on a product-by-product basis and region-by-region basis, until the expiration of the royalty term for such product in such region in greater China. After the expiration (but not early termination) of the term of the Ablaze Agreement for a particular product in a particular region in greater China, the licenses granted by the Company to Ablaze will continue and become fully paid, royalty-free, perpetual and irrevocable with respect to such product in such region. Under the Ablaze Agreement, either party may terminate if there is an uncured material breach. Either party may terminate the Ablaze Agreement immediately upon written notice to the other party if the other party undergoes certain bankruptcy-related events. Ablaze may terminate the Ablaze Agreement on a product-by-product and region-by-region basis by providing 60 days written notice to the Company. The Company may terminate the Ablaze Agreement in its entirety upon written notice to Ablaze if Ablaze or its affiliates or sublicensees commences a legal action challenging the validity, enforceability or scope of any of the Company’s licensed patents anywhere in the world.
Collaboration and Supply Agreement with Niowave, Inc.
In May 2021, as amended in June 2021 and June 2022, the Company and Niowave, Inc. (“Niowave”) entered into a collaboration and supply agreement (the “Niowave Agreement”) to collaborate on the development of Niowave’s processes and to allow the Company to purchase from Niowave the Actinium 225 isotope (“Ac225”) for use in manufacturing its products. Pursuant to the Niowave Agreement, the Company agreed to pay up to an aggregate of $10.0 million upon the achievement by Niowave of certain production and regulatory-related milestones. Upon completion of certain milestones, the Company agreed to certain minimum purchase commitments for a certain amount of years, provided that Niowave has the capacity to produce such amount. In addition, the Company may be subject to certain prioritization and access. The term of the Niowave Agreement is 20 years from the date on which the Company determines that Ac225 meets certain specifications, after the second milestone and the Company’s receipt of Ac225 from Niowave, unless earlier terminated i) due to material breach by either party, or ii) by the Company without cause in the event the Company no longer has a future forecast to purchase such radioisotope upon six months written notice following the five-year anniversary of a certain milestone. For the three and nine months ended September 30, 2023, no payments have been made to Niowave. For the three and nine months ended September 30, 2022, the Company paid $0 and $1.5 million, respectively, to Niowave upon the achievement of certain milestone events. Milestone payments with future performance obligations are capitalized and amortized to research and development expense over the estimated performance period. For the three and nine months ended September 30, 2023, the Company recognized no expense in connection with the Niowave Agreement. For the three and nine months ended September 30, 2022, the Company recognized $0.0 million and $1.7 million, respectively, of research and development expense in connection with the Niowave Agreement. As of September 30, 2023 and December 31, 2022, the remaining potential production and regulatory-related milestones payable under the Niowave Agreement was $0 and $5.5 million, respectively, and the Company had no unamortized balance of capitalized milestone payments.

4.Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Convertible Preferred Stock
The authorized, issued and outstanding shares of convertible preferred stock as of December 31, 2022 consist of the following (in thousands, except share amounts):

	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference	Carrying Value
Series A	45,000,000	8,753,147	$41,512	$45,937
Series B	46,666,672	9,077,342	96,860	104,270
Series C	23,999,996	4,668,338	99,628	105,702
Series D	63,972,982	12,443,676	159,755	159,349
Total	179,639,650	34,942,503	$397,755	$415,258
Upon closing of the IPO in September 2023, all outstanding shares of the Company's convertible preferred stock automatically converted into 35,616,773 shares of common stock. As a result, there were no shares of convertible preferred stock issued and outstanding as of September 30, 2023.
In August 2022, the Company entered into a Series D preferred stock purchase agreement with new and existing investors, pursuant to which it issued, in August and September 2022, an aggregate of 12,443,676 shares of its Series D convertible preferred stock at $12.83824 per share for gross proceeds of $159.8 million.
The issuance of the Series D convertible preferred stock triggered the anti-dilution protection provision for Series C stockholders. As a result, the Company recorded a $4.6 million deemed dividend for the change in fair value of the Series C convertible preferred stock before and after the anti-dilution adjustment. The fair value of the Series C convertible preferred stock was determined using a “with-and-without” model under which the equity value of the Company was allocated using a hybrid method, whereby the enterprise value in the IPO scenario is allocated to each class of shares using the fully-diluted shares outstanding and whereby the enterprise value in the non-IPO scenario is allocated using an OPM to reflect the full distribution of possible non-IPO outcomes, both before and after the anti-dilution adjustment. The following table summarizes information about the significant Level 3 unobservable inputs used to estimate the fair value of the Company’s preferred stock at the modification date:

Risk-free interest rate	3.45%
Expected volatility	80.0%
Expected term (in years)	2.0
Expected dividend yield	0.0%
In September 2023, the IPO triggered the anti-dilution protection provision for the Series C stockholders. As a result, the Company recorded a $1.2 million deemed dividend for the value of the anti-dilution protection. The value was determined as the difference between fair values of two financial instruments, the shares of common stock into which the preferred stock converted based on the adjusted conversion rates (determined using the IPO price of $18.00 per share), and the value of the common stock that preferred stock would have converted into upon completion of the IPO, had there not been a provision for anti-dilution.
Founders Stock
From April to July 2020, in conjunction with the founding of the Company, an aggregate of 1,884,213 shares of common stock were issued to the founders (the “Founders Stock”) at prices up to $0.005141 per share. At issuance, 1,167,087 shares of Founders Stock were fully vested and 717,126 shares of Founders Stock were subject to vesting over a period of up to four years. As of September 30, 2023 and December 31, 2022, 178,761 shares and 313,230 shares, respectively, of Founders Stock were unvested and subject to repurchase by the Company at the lower of the original cost or the fair value of the stock at the time of repurchase. As of September 30, 2023 and December 31, 2022, the repurchase liability for the Founders Stock was $1,000 and $2,000, respectively. For accounting purposes, unvested shares of common stock are not considered outstanding until they vest.

In February 2022, the Company entered into a stock purchase agreement to repurchase 194,514 shares of common stock from a stockholder at a cash purchase price of $9.56226 per share. The repurchase was completed using cash on hand and the shares were retired upon reacquisition. The common stock was originally issued at par value and the excess of the repurchase price over the par value was charged to accumulated deficit.
Equity Incentive Plans
In July 2020, the Company adopted the RayzeBio, Inc. 2020 Equity Incentive Plan (as amended, the “2020 Plan”), which provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other awards to its employees, members of its board of directors and consultants. The Company will not grant any additional awards under the 2020 Plan after the effectiveness of the 2023 Plan.
In September 2023, the Company’s board of directors adopted and stockholders approved the 2023 Equity Incentive Plan (the “2023 Plan” and together with the 2020 Plan, the “Plans”). The 2023 Plan became effective on September 14, 2023. Under the 2023 Plan, the Company may grant stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants of the Company, and employees and consultants of the Company’s affiliates. A total of 6,000,000 new shares of common stock were approved to be initially reserved for issuance under the 2023 Plan. The number of shares of common stock reserved for issuance under the 2023 Plan will automatically increase on January 1 of each year, beginning on January 1, 2024, and continuing through and including January 1, 2033, by 5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1.
A summary of the Company’s unvested shares and unvested stock liability, including unvested Founders Stock, is as follows (in thousands, except share data):

	Number of Unvested Shares	Unvested Stock Liability

Balance at December 31, 2022	982,299	$929
Early exercised shares	745,567	2,413
Vested shares	(506,861)	(722)
Balance at September 30, 2023	1,221,005	$2,620
A summary of the Company’s stock option activity is as follows (in thousands, except share and per share data):

	Number of Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance at December 31, 2022	4,674,131	$3.07	9.47	$21,702
Granted	879,628	$6.71
Exercised	(1,209,126)	$3.22
Cancelled	(87,053)	$2.99
Balance at September 30, 2023	4,257,580	$3.78	8.97	$78,411
Vested and expected to vest at September 30, 2023	4,257,580	$3.78	8.97	$78,411
Exercisable at September 30, 2023	4,219,723	$3.66	8.96	$78,251

Stock-Based Compensation Expense
The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.47% – 4.63%	—%	3.41% – 4.63%	1.58% – 2.93%
Expected volatility	93.8% – 94.7%	—%	88.9% – 94.7%	81.9% – 84.5%
Expected term (in years)	5.77 – 6.07	0.00	5.77 – 6.07	6.03 – 10.00
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities similar to the expected term of the awards.
Expected volatility. Given the Company's limited stock price volatility data for its common stock, the expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology industry. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.
Expected term. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have historical exercise behavior, it determines the expected life assumption using the simplified method, for employees, which is an average of the contractual term of the option and its vesting period. The expected term for nonemployee options is generally the contractual term.
Expected dividend yield. The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends and, therefore, used an expected dividend yield of zero.
2023 Employee Stock Purchase Plan
In September 2023, the Company’s board of directors adopted and stockholders approved and adopted the 2023 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on September 14, 2023. The ESPP permits participants to purchase common stock through payroll deductions of up to a specified percentage of their eligible compensation. A total of 600,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2024 and continuing through and including January 1, 2033, by the lesser of (1) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (2) 1,200,000 shares, and (3) a number of shares determined by the Company’s board of directors that is less than the amount set forth in clauses (1) and (2).
Employees automatically enrolled in the ESPP upon its effective date. The ESPP is considered a compensatory plan as defined by the authoritative guidance for stock-based compensation. Stock-based compensation expense attributable to the ESPP was $0 for the three and nine months ended September 30, 2023 and no funds had been withheld from employees in connection with the ESPP.
Stock-based compensation expense has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1,063	$757	$3,023	$2,219
General and administrative	1,501	690	4,172	2,000
Total	$2,564	$1,447	$7,195	$4,219

The weighted-average grant date fair value per share of option grants for the three and nine months ended September 30, 2023 was $8.86 and $8.36, respectively, and for the three and nine months ended September 30, 2022 $0 and $7.11, respectively. No options were granted for the three months ended September 30, 2022. As September 30, 2023, total unrecognized stock-based compensation cost was $26.1 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.7 years. The total intrinsic value of stock options exercised for the three and nine months ended September 30, 2023 was $1.9 million and $9.8 million, respectively. The total intrinsic value of stock options exercised for the three and nine months ended September 30, 2022 was $0 and $0.4 million, respectively.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following:

	September 30, 2023	December 31, 2022
Conversion of preferred stock	—	35,543,204
Common stock options outstanding	4,257,580	4,674,131
Shares available for issuance under the Plans	6,006,598	799,173
Shares available for purchase under the ESPP	600,000	—
Total	10,864,178	41,016,508
5.401(k) Plan
In January 2021, the Company adopted a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. As of September 30, 2023, the Company has not made any matching contributions.
6.Subsequent Events
The Company evaluated subsequent events through the date on which these financial statements were issued to ensure that these condensed financial statements include appropriate disclosure of events both recognized in the financial statements as of September 30, 2023 and events which occurred subsequently but not recognized in the financial statements. No subsequent events have occurred that require disclosure.

Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations and the unaudited interim condensed financial statements and related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Prospectus dated September 14, 2023 filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or the SEC, on September 18, 2023, or the Prospectus. This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Quarterly Report on Form 10-Q entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factor,” under Part II, Item 1A.
Overview
We are building a vertically integrated radiopharmaceutical therapeutics company with our lead program in a Phase 3 clinical trial. We believe we have established a leadership position in the emerging radiopharmaceutical therapeutics modality. We have created a pipeline of multiple drug candidates, in therapeutic areas with significant market opportunities. Much like antibody drug conjugates emerged as a new and transformative treatment modality in certain cancers, we see an opportunity for innovative radiopharmaceutical therapeutics to follow a similar path. We believe the strategic investments we are making in our robust product pipeline, development capabilities, and manufacturing infrastructure position us to be an industry-leading pioneer in the broad application of radiopharmaceutical therapeutics in cancer.
We are initially focused on building a market leading somatostatin receptor type 2, or SSTR2, franchise. As multiple diagnostic and therapeutic commercial products targeting SSTR2 are available, it is a clinically validated target that is expressed in multiple solid tumors. Our lead drug candidate, RYZ101, is designed to deliver a highly potent alpha particle radioisotope, Actinium 225, or Ac225, to tumors overexpressing SSTR2. RYZ101 consists of DOTATATE, a peptide binder, and a chelator, bound to Ac225. The U.S. Food and Drug Administration, or FDA, has approved the use of DOTATATE as the peptide binder for SSTR2 diagnostic imaging and therapeutic agents. We believe that a radiopharmaceutical therapeutic, or RPT, utilizing Ac225 has the potential to provide greater efficacy over approved beta particle radioisotope Lutetium 177, or Lu177, therapies. Alpha particles deliver up to 400 times higher energy compared to beta particles leading to double-stranded DNA breaks which are lethal to cancer cells.
Since our inception in January 2020, we have devoted substantially all of our resources and efforts to building our organization, developing our RPT discovery engine, identifying and developing potential drug candidates, preparing for and executing preclinical studies and clinical trials, acquiring technology, organizing and staffing our company, business planning, establishing and securing our intellectual property portfolio, raising capital, building out our GMP manufacturing facility, and providing general and administrative support for these operations. In December 2021, we filed our first IND for our lead program, RYZ101 in refractory GEP-NETs. We have completed enrollment in the Phase 1b portion, and have commenced enrollment of the Phase 3 portion, of our first clinical trial, the ACTION-1 trial. We have funded our operations primarily from our initial public offering, or IPO, and through the private placement of our convertible preferred stock. To date, we have received gross proceeds of approximately $754.5 million from the sale of our convertible preferred stock and proceeds from our IPO completed in September 2023. As of September 30, 2023, we had cash, cash equivalents and short-term investments of $540.2 million.
We were incorporated in January 2020 and have incurred net losses since our inception. Our net losses for the nine months ended September 30, 2023 and 2022 were $48.8 million and $53.9 million, respectively. As of September 30, 2023, we had an accumulated deficit of $180.1 million. Our operating results may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing and level of expense related to current or future development of our clinical and preclinical trials and our expenditures on other research and development and other activities, including those related to our GMP manufacturing facility. We expect our operating losses will increase substantially as RYZ101 and any other future drug candidates advance through preclinical and clinical trials, as we expand our clinical, regulatory, quality and manufacturing capabilities, and as we incur significant commercialization expenses for marketing, sales, manufacturing and distribution, in anticipation of receiving marketing approval for one or more of our drug candidates, which we may not receive, and as we incur additional legal, accounting, or other expenses in operating our business, including the additional costs associated with operating as a public company.

We do not expect to generate any revenue from drug sales unless and until we successfully complete development and obtain regulatory approval for one or more drug candidates, which will not be for at least a number of years, if ever. Accordingly, until such time as we can generate significant revenue from sales of our drug candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings, or other sources, potentially including collaborations and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate clinical trials, our research and development programs or other operations, or lead us to grant rights to third parties to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.
Collaboration and License Agreements
We complement our internal discovery efforts with several partnerships and ongoing assessment of in-licensing opportunities, thereby generating an iterative knowledge cycle between our internal discovery efforts and evaluation of external drug candidates. We are party to several collaboration and license agreements relating to our development programs. See the section titled “Contractual Obligations and Commitments” below and Note 3 to our condensed financial statements entitled “Commitments, Contingencies and Collaboration and License Agreements” in this Quarterly Report on Form 10-Q.
Financial Operations Overview
Research and development expenses
To date, our research and development expenses have related primarily to discovery efforts and preclinical and clinical development of our drug candidates. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.
Research and development expenses include:
External:
•external research and development expenses incurred under agreements with CROs, consultants and other third parties to conduct and support our preclinical, toxicology and clinical trials and compassionate use studies;
•laboratory supplies and preclinical and clinical study materials;
•costs related to manufacturing our drug candidates for preclinical studies and clinical trials;
•costs related to compliance with regulatory requirements; and
•license and collaboration fees, including any milestone-based payments.
Internal:
•salaries, bonuses, payroll taxes, employee benefits and stock-based compensation charges for employees involved in research and development efforts; and
•facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance, equipment, and other supplies and services.
We track external research and development expenses by stage of program, clinical or preclinical (including compassionate use). We report external research and development expenses for each indication applicable to a clinical drug candidate following IND acceptance for the particular indication. Our internal research and development expenses are deployed across multiple programs and, as such, are not separately classified.

We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of RYZ101, our current development candidates, and the discovery of new drug candidates. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of RYZ101, our current development candidates, or any future drug candidates due to the inherently unpredictable nature of preclinical and clinical development. Preclinical and clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which drug candidates to pursue and how much funding to direct to each drug candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments, and our ongoing assessments as to each drug candidate’s commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which drug candidates, if any, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.
Our clinical development costs may vary significantly based on factors such as:
•per patient trial costs;
•the number of trials required for approval;
•the number and scope of preclinical and IND-enabling studies;
•the number of sites included in the trials;
•the countries in which the trials are conducted;
•the length of time required to enroll eligible patients;
•the number of patients that participate in the trials;
•the number of doses that patients receive;
•the choice of comparator arms in the clinical trials;
•the drop-out or discontinuation rates of patients;
•potential alterations in the clinical development plan, including if additional safety monitoring is requested by regulatory authorities;
•the duration of patient participation in the trials and follow-up;
•the phase of development of the drug candidate and any paired diagnostic;
•the timing, receipt and terms of approvals from applicable regulatory authorities, if any;
•the efficacy and safety profile of the drug candidate and any paired diagnostic;
•the cost of manufacturing, including operating our GMP manufacturing facility;
•the availability and cost of radioisotopes for development; and
•the extent to which we establish additional collaboration, license or other arrangements.
General and administrative expenses
General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance and other administrative functions. Other significant costs include legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, insurance and facility-related costs. We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities and, if any of our drug candidates receive marketing approval, commercialization activities. We also anticipate increased expenses related to accounting, audit, legal, regulatory and tax-related services, costs associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations and other costs associated with operating as a public company.
Interest income
Interest income consists of interest income from our cash, cash equivalents and short-term investments.

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the periods indicated (unaudited):

	Three Months Ended September 30,		Change
	2023	2022
(in thousands)

Operating expenses:
Research and development	$18,170	$18,828	$(658)
General and administrative	3,481	2,122	1,359
Total operating expenses	21,651	20,950	701
Loss from operations	(21,651)	(20,950)	(701)
Other income (expense):
Interest income	3,490	503	2,987
Other income (expense)	(30)	—	(30)
Total other income (expense)	3,460	503	2,957
Net loss	$(18,191)	$(20,447)	$2,256

The following table summarizes our research and development expenses for the periods indicated (unaudited):

	Three Months Ended September 30,		Change
	2023	2022
(in thousands)
External expenses:
RYZ101:
GEP-NETs	$5,320	$2,573	$2,747
ES-SCLC	470	131	339
Total RYZ101	5,790	2,704	3,086
Preclinical programs	4,090	10,184	(6,094)
Total external expenses	9,880	12,888	(3,008)
Internal expenses:
Personnel and related	5,253	3,660	1,593
Stock-based compensation	1,063	758	305
Facilities and other	1,974	1,522	452
Total research and development expenses	$18,170	$18,828	$(658)

Research and Development Expenses. Research and development expenses were $18.2 million and $18.8 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $0.7 million for the three months ended September 30, 2023 was primarily driven by a net decrease in external expenses of $3.0 million, offset by an increase in internal expenses of $2.3 million. The net decrease of $3.0 million in external expenses was driven by a decrease of $6.1 million in preclinical programs primarily due to decreases in license fees, offset in part by an increase of $2.7 million related to the clinical development of RYZ101 for GEP-NETs. The increase of $2.3 million in internal expenses was primarily driven by a $1.6 million increase in personnel and related costs as we increased our headcount to support our clinical and discovery efforts, a $0.3 million increase in stock-based compensation and a $0.5 million increase in facilities, depreciation and other expenses.
General and Administrative Expenses. General and administrative expenses were $3.5 million and $2.1 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $1.4 million for the three months ended September 30, 2023 was primarily due to an increase of $0.8 million in stock-based compensation and a $0.2 million increase in personnel and related costs as a result of an increase in headcount to support being a public company.

Other Income (Expense). Other income of $3.5 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, primarily consisted of interest income on our cash, cash equivalents and short-term investments.
Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the periods indicated (unaudited):

	Nine Months Ended September 30,		Change
	2023	2022
(in thousands)
Operating expenses:
Research and development	$48,759	$46,416	$2,343
General and administrative	9,479	8,244	1,235
Total operating expenses	58,238	54,660	3,578
Loss from operations	(58,238)	(54,660)	(3,578)
Other income (expense):
Interest income	9,485	762	8,723
Other income (expense)	(49)	—	(49)
Total other income (expense)	9,436	762	8,674
Net loss	$(48,802)	$(53,898)	$5,096

The following table summarizes our research and development expenses for the periods indicated (unaudited):

	Nine Months Ended September 30,		Change
	2023	2022
(in thousands)
External expenses:
RYZ101:
GEP-NETs	$14,607	$8,451	$6,156
ES-SCLC	1,153	680	473
Total RYZ101	15,760	9,131	6,629
Preclinical programs	10,174	19,634	(9,460)
Total external expenses	25,934	28,765	(2,831)
Internal expenses:
Personnel and related	14,520	11,067	3,453
Stock-based compensation	3,022	2,220	802
Facilities and other	5,283	4,364	919
Total research and development expenses	$48,759	$46,416	$2,343

Research and Development Expenses. Research and development expenses were $48.8 million and $46.4 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $2.3 million for the nine months ended September 30, 2023 was primarily driven by an increase in internal expenses of $5.2 million, offset in part by a net decrease in external expenses of $2.8 million. The increase of $5.2 million in internal expenses was primarily driven by a $3.5 million increase in personnel related costs as we increased our headcount to support our clinical and discovery efforts, a $0.8 million increase in stock-based compensation and a $0.9 million increase in facilities, depreciation and other expenses. The decrease of $2.8 million in external expenses was driven by a $9.5 million decrease in preclinical programs, primarily due to decreased license fees, lab supplies and preclinical consulting services, offset in part by an increase of $6.2 million related to the clinical development of RYZ101 for GEP-NETs and $0.5 million related to the clinical development of RYZ101 for ES-SCLC.

General and Administrative Expenses. General and administrative expenses were $9.5 million and $8.2 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $1.2 million for the nine months ended September 30, 2023 was primarily due to an increase of $2.2 million of stock-based compensation, offset in part by a $1.3 million decrease in professional services primarily related to our general corporate legal expenses and audit and tax fees.
Other Income (Expense). Other income of $9.4 million and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively, primarily consisted of interest income on our cash, cash equivalents and short-term investments.
Liquidity and Capital Resources
We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2023, we had cash, cash equivalents and short-term investments of $540.2 million.
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (unaudited):

	Nine Months Ended September 30,
	2023	2022
(in thousands)

Net cash provided by (used in):
Operating activities	$(45,260)	$(40,892)
Investing activities	(146,770)	48,070
Financing activities	314,835	157,895
Net increase in cash, cash equivalents and restricted cash	$122,805	$165,073

Operating activities
Net cash used in operating activities for the nine months ended September 30, 2023 of $45.3 million was primarily due to our net loss of $48.8 million driven by the clinical development of RYZ101 for GEP-NETs and ES-SCLC and our preclinical programs, offset in part by $2.8 million of noncash adjustments and $0.7 million change in operating assets and liabilities. The decrease due to noncash adjustments consisted of $7.2 million of stock-based compensation and $1.4 million of depreciation and amortization, offset in part by $6.0 million of amortization of premiums/discounts on investment securities.
Net cash used in operating activities for the nine months ended September 30, 2022 of $40.9 million was primarily due to our net loss of $53.9 million driven by the clinical development of RYZ101 for GEP-NETs and ES-SCLC and our preclinical programs, offset in part by $12.7 million of noncash adjustments and $0.3 million change in operating assets and liabilities. The decrease due to noncash adjustments consisted of $6.5 million in common stock issued for license rights, $4.2 million of stock-based compensation, $1.1 million of depreciation and amortization and $0.5 million of amortization of premiums/discounts on investment securities.
Investing activities
Net cash used in investing activities for the nine months ended September 30, 2023 of $146.8 million was primarily due to purchases of investment securities net of maturities of $115.0 million and the purchase of $31.8 million of property and equipment, primarily consisting of leasehold improvements for our GMP manufacturing facility and laboratory equipment.
Net cash provided by investing activities for the nine months ended September 30, 2022 of $48.1 million was primarily due to maturities of investment securities net of purchases of $54.4 million, offset in part by the purchase of $6.3 million of property and equipment, primarily consisting of leasehold improvements for our GMP manufacturing facility and laboratory equipment.
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2023 of $314.8 million was primarily due to $310.9 million in net proceeds from the sale of our common stock in our IPO and $3.9 million of net proceeds from the exercise of stock options.
Net cash provided by financing activities for the nine months ended September 30, 2022 of $157.9 million was primarily due to $159.7 million in net proceeds from the sale of our convertible preferred stock, offset in part by $1.9 million of repurchases of common stock.

Funding requirements
Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least one year from the date that this Quarterly Report on Form 10-Q is filed with the SEC. We may also decide to raise capital opportunistically. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress and costs to conduct these trials is uncertain.
Our future capital requirements will depend on many factors, including but not limited to:
•the number, scope, rate of progress and costs of our drug discovery, preclinical development activities and clinical trials for RYZ101 and any future drug candidates;
•the number and scope of clinical programs we decide to pursue;
•the scope and costs of manufacturing development and commercial manufacturing activities, including the design and construction of our 63,000 square foot GMP facility in Indianapolis, Indiana;
•the cost, timing and outcome of regulatory review of RYZ101 and any future drug candidates;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•the timing of any milestone and royalty payments to our existing or future suppliers, collaborators or licensors;
•our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our drug candidates;
•the costs associated with being a public company;
•the extent to which we acquire or in-license other drug candidates and technologies; and
•the costs associated with commercializing RYZ101 or any future drug candidates, if they receive marketing approval.
Until such time, if ever, as we can generate substantial revenue to support our cost structure, we expect to finance our cash needs through a combination of equity offerings, debt financings, or other sources, potentially including collaborations and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings on acceptable terms when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market RYZ101 or any future drug candidates even if we would otherwise prefer to develop and market such drug candidates ourselves.
Contractual Obligations and Commitments
Our operating lease obligations relate to our current corporate headquarters and laboratory space in San Diego, California and our GMP manufacturing facility under construction in Indianapolis, Indiana.
Under our license and collaboration agreements, we have payment obligations that are contingent upon future events, such as the achievement of specified development, regulatory and commercial milestones, and in some cases, we are required to make royalty payments in connection with the sales of products developed under those agreements. Although we could be required to make substantial milestone payments under our license and collaboration agreements as of September 30, 2023, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional details regarding these agreements, see Note 3 to our condensed financial statements entitled “Commitments, Contingencies and Collaboration and License Agreements” in this Quarterly Report on Form 10-Q. In addition, certain supply agreements contain minimum purchase commitments in certain situations, the timing and likelihood of which we cannot estimate at this time.

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturers and with vendors for preclinical studies and clinical trials, research supplies and other services and drugs for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancellable contracts.
For additional information regarding our contractual obligations and commitments, see Note 3 to our condensed financial statements entitled “Commitments, Contingencies and Collaboration and License Agreements” in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Significant Judgments and Estimates
There have been no material changes to our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2023, as compared to the critical accounting policies and significant judgments and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of our audited financial statements for the year ended December 31, 2022 included in the Prospectus filed with the SEC on September 18, 2023.
Emerging Growth Company Status
We are an emerging growth company, as defined in The Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.
We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, or December 31, 2028, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
Recent Accounting Pronouncements
See Note 1 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about recent accounting pronouncements, the timing of their adoption, and our assessment, if any, of their potential impact on our financial condition and results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our cash, cash equivalents and short-term investments consist of cash held in readily available checking and money market accounts, as well as high-quality U.S. treasury and agency securities, corporate debt securities, commercial paper and asset backed securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. However, due to the nature of these cash equivalents and investments, we do not believe that a hypothetical 10% change in interest rates during any of the periods presented would have had a material effect on our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Inflation generally affects us by increasing our cost of labor and research and development costs. We do not believe that inflation had a material effect on our business, results of operations, or financial condition, or on our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
We are not currently a party to any material legal proceedings. From time to time, we may, however, in the ordinary course of business face various claims brought by third parties, and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of our products. Any of these claims could subject us to costly litigation, and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our business, financial condition, results of operations and prospects. Additionally, any such claims, whether or not successful, could damage our reputation and business.
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report on Form 10-Q and in our other public filings, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our condensed financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our other public filings, which could materially affect our business, financial condition or future results. The risks described below are not the only risks that we face. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, results of operations and prospects.
We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.
Risk Factor Summary
Below is a summary of the principal risks and uncertainties that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks that we face, follows this summary, and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making investment decisions regarding our securities. This summary is qualified in its entirety by that more complete discussion of such risks and uncertainties.
The following is a summary of the principal risks and uncertainties described in more detail in this Quarterly Report:
•Our limited operating history may make it difficult for you to evaluate our prospects and likelihood of success.

•We are building a vertically integrated RPT company and we have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future. We have no drugs approved for commercial sale and may never achieve or maintain profitability.
•We will require additional funding to finance operations. If we are unable to raise capital when needed, or on acceptable terms, we would be forced to delay, reduce, or eliminate our research and drug candidate development programs.
•Preclinical and clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If preclinical studies or clinical trials of a drug candidate are prolonged or delayed, we may be unable to obtain required regulatory approvals, and therefore be unable to commercialize RYZ101 or any of our future drug candidates on a timely basis or at all.
•We may be unable to obtain a sufficient supply of radioisotopes to support clinical development or manufacturing at commercial scale.
•Our approach to the discovery and development of drug candidates based on our parallel RPT discovery engine represents a novel approach to radiation therapy, which creates significant and potentially unpredictable challenges for us.
•Results of preclinical studies and early-stage clinical trials may not be predictive of the results of future preclinical studies or clinical trials.
•While we are currently building a manufacturing facility, if we are unable to establish manufacturing capabilities at our new facility or enter into agreements with third parties to manufacture our drug candidates, we may not be able to generate revenue from the sale of drugs.
•We face substantial competition, which may result in others discovering, developing, or commercializing drugs before or more successfully than we do.
•The development and commercialization of pharmaceutical drugs is subject to extensive regulation, and the regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for RYZ101 or our future drug candidates on a timely basis if at all, our business will be substantially harmed.
•Our success depends on our ability to obtain, maintain, enforce, defend and protect our intellectual property and our proprietary technologies, and conduct our business without infringing, misappropriating or otherwise violating an intellectual property or proprietary rights of others.
Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital
Our limited operating history may make it difficult for you to evaluate our prospects and likelihood of success.
We are building a vertically integrated RPT company, and we have a limited operating history upon which you can evaluate our business and prospects. Since our inception in January 2020, we have devoted substantially all our resources and efforts to building our organization, developing our RPT discovery engine, identifying and developing potential drug candidates, executing preclinical studies and early-stage clinical trials and preparing for clinical trials, acquiring technology, organizing and staffing our company, business planning, raising capital, building out our GMP manufacturing facility, and providing general and administrative support for these operations. In December 2021, we filed our first IND for a Phase 1b/3 trial, or the ACTION-1 trial, for our lead program, RYZ101 for the treatment of refractory GEP-NETs. We have completed enrollment in the Phase 1b portion of the ACTION-1 trial, and follow up is ongoing. In April 2023, following completion of enrollment of the Phase 1b portion of the trial, we provided the FDA and subsequently other healthcare regulatory authorities preliminary data to review. Following review of the data, there were no objections to our plan to proceed to the Phase 3 portion of the ACTION-1 trial with our selected dose. We have commenced enrollment of the Phase 3 portion of the ACTION-1 trial. In addition, we have commenced enrollment of a Phase 1b trial of RYZ101 in patients with ES-SCLC. However, despite advancing RYZ101 into the Phase 3 portion of the ACTION-1 trial, we have not yet demonstrated our ability to successfully complete any clinical trials, obtain regulatory approvals, manufacture a commercial scale drug supply, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful drug commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control. Such factors include, among other things, the timing of, cost of, and level of investment in, research, development, and commercialization activities, which could vary over time. Consequently, any predictions you may make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.
We are building a vertically integrated RPT company and we have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future. We have no drugs approved for commercial sale and may never achieve or maintain profitability.
Pharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any drugs. We have incurred significant losses since inception, have not generated any revenue from drug sales, and have financed our operations principally through equity financings. We expect that it will be several years, if ever, before we have a commercialized drug and generate revenue from drug sales. Our net losses were $68.6 million for the year ended December 31, 2022 and $48.8 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $180.1 million, respectively. We expect our expenses and operating losses will continue to increase substantially for the foreseeable future as we:
•expand our research and development efforts;
•expand clinical activities of our lead drug candidate, RYZ101;
•continue IND-enabling preclinical studies for our programs;
•continue to advance our parallel RPT discovery engine;
•continue preclinical activities and discovery efforts for our other programs;
•continue to expand our pipeline of drug candidates and continue to expand our current drug candidates across additional cancer indications;
•commence clinical development of additional drug candidates;
•scale up our supply of radioisotopes, including Ac225 as well as our investment in capabilities to manufacture Ac225 in our GMP manufacturing facility;
•establish our manufacturing capability, including developing our contract development and manufacturing organization relationships and building our internal manufacturing facilities;
•acquire and license technologies aligned with our parallel RPT discovery engine;
•seek regulatory approval of drug candidates that successfully complete clinical development;
•expand our operational, financial, and management systems and increase personnel, including personnel to support our preclinical and clinical development, manufacturing, and commercialization efforts;
•continue to develop, perfect, and defend our intellectual property portfolio;
•enter into third-party agreements, including for the conduct of clinical trials; and
•incur additional legal, accounting, or other expenses in operating our business, including the additional costs associated with operating as a public company.
To become and remain profitable, we must succeed in identifying and developing drug candidates and obtaining regulatory approval, and then eventually commercialize drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of drug candidates, continuing to discover and develop additional drug candidates, obtaining regulatory approval for any drug candidates that successfully complete clinical trials, securing a reliable supply of materials, including radioactive materials, necessary for our drug candidates, accessing manufacturing capacity, establishing marketing capabilities, and commercializing any drugs for which we may obtain regulatory approval. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is sufficient to achieve profitability. Even if we do achieve profitability, we may not be able to sustain profitability or meet our or outside expectations for our profitability. If we are unable to achieve or sustain profitability or to meet outside expectations for our profitability, the value of our shares of common stock could be materially adversely affected.

Because of the numerous risks and uncertainties associated with pharmaceutical drugs, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA or comparable foreign regulatory authorities to perform studies or clinical trials in addition to those we currently anticipate, or if there are any delays in commencing or completing our clinical trials or the development of any drug candidates, our expenses could increase and commercial revenue could be further delayed and more uncertain, which will adversely affect our business. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. We may not be successful in navigating these challenges which may adversely affect our business, financial condition, results of operations, and prospects.
We will require additional funding to finance operations. If we are unable to raise capital when needed, or on acceptable terms, we would be forced to delay, reduce, or eliminate our research and drug candidate development programs.
Developing pharmaceutical drugs, including conducting preclinical studies and clinical trials, is a very time-consuming, capital-expensive, and uncertain process that takes years to complete. We are currently advancing RYZ101 through clinical development and evaluating multiple current and potential drug candidates in preclinical studies in several potential indications. For example, we are currently conducting IND-enabling studies for RYZ801 and a small molecule targeting CA9 for ccRCC. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue the research and development of, advance the preclinical and clinical activities of, and seek regulatory approval for, RYZ101, RYZ801 and our other development candidates and their respective paired diagnostic imaging agents. In addition, if we obtain regulatory approval for RYZ101, RYZ801 or our other development candidates, we expect to incur significant commercialization expenses related to sales, marketing, drug manufacturing and distribution to the extent that such sales, marketing, drug manufacturing and distribution are not the responsibility of our collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for RYZ101 or any of our future drug candidates or otherwise expand more rapidly than we presently anticipate.
Furthermore, as a public company we will incur significant legal, accounting and other expenses that we did not incur as a private company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we will be forced to delay, reduce, or eliminate programs, and may be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations and prospects.
As of September 30, 2023, we had $540.2 million in cash, cash equivalents and short-term investments. Based on our current business plans, we believe that our existing cash, cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate clinical trials, our research and development programs or other operations, or lead us to grant rights to third parties to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. In addition, we may seek additional capital opportunistically due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities.
Our future capital requirements will depend on, and could increase significantly because of many factors including:
•the scope, progress, results and costs of clinical development of RYZ101;
•the scope, progress, results and costs of drug discovery, preclinical development and planned clinical trials for our future drug candidates;
•the scope, prioritization and number of our research and development programs;
•the costs, timing and outcome of regulatory review of our drug candidates;
•the costs and timing of the construction of our manufacturing facility, or securing manufacturing arrangements for commercial production;
•the cost and availability of sufficient supply of radioisotopes, including Ac225 and Lu177, among others;
•the achievement of milestones or occurrence of other developments that trigger payments by us under any current or future collaboration agreements;

•our ability to establish and maintain additional collaborations on favorable terms, if at all;
•the emergence of competing therapies for oncology indications and other adverse market developments;
•the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining, protecting, defending and enforcing our intellectual property rights and defending intellectual property-related claims;
•additional expenses attributable to adjusting our development plans (including any supply-related matters) in response to the ongoing war between Russia and Ukraine;
•the extent to which we acquire or in-license other drug candidates and technologies; and
•the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory clearances to market RYZ101 or any future drug candidates.
Identifying drug candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve drug sales. In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of drugs that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional funding to achieve our business objectives.
Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our drug candidates. Disruptions in the financial markets in general may make equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms favorable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators, or otherwise, at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or future drug candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, financial condition, results of operations, and prospects.
Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.
We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:
•timing and variations in the level of expense related to the current or future development of our programs;
•timing and status of enrollment for our clinical trials;
•results of clinical trials, or the addition or termination of clinical trials or funding support by us or potential future partners;
•timing of any milestone payments or other payment obligations to be paid by us pursuant to existing supply agreements, licenses or collaborations, including those agreements with Nimble Therapeutics, Inc., or Nimble, and PeptiDream, Inc., or PeptiDream;
•timing of any milestone payments or other payments to be received by us pursuant to our license agreement with Ablaze Pharmaceuticals Inc., or Ablaze;
•our execution of any collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under potential future arrangements or the termination or modification of any such potential future arrangements;
•any intellectual property infringement, misappropriation or violation lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
•additions and departures of key personnel;
•strategic decisions, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•if any drug candidate we may develop receives regulatory approval, the timing and terms of such approval and market acceptance and demand for such drug candidate;
•the timing and cost to establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain regulatory approval and intend to commercialize on our own or jointly with current or future collaborators;
•regulatory developments affecting RYZ101 or any other of our drug candidates or those of our competitors; and
•changes in general market and economic conditions, including as a result of the ongoing war between Russia and Ukraine and the war in Israel and risk of a larger conflict.
If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.
Risks Related to Our Business and Development of Our Drug Candidates
Preclinical and clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If preclinical studies or clinical trials of a drug candidate are prolonged or delayed, we may be unable to obtain required regulatory approvals, and therefore be unable to commercialize RYZ101 or any of our future drug candidates on a timely basis or at all.
Our programs are in clinical development, preclinical development, and research stages. Preclinical studies and clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during this process, and, across the industry, a small number of programs advance from the research and development stage into clinical development. Drug candidates in later stages of clinical trials may fail to produce the same results or to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Our future clinical trial results may not be successful.
For our current and future drug candidates, we may not be able to file INDs, or similar applications outside the United States, on the timelines we expect. Further, we may not be able to file INDs, or similar applications outside the United States, for current drug candidates in additional indications on the timelines we expect. For example, we may experience supply or manufacturing delays or other delays with IND-enabling, or equivalent foreign preclinical studies. Moreover, we cannot be sure that submission of an IND, or similar applications outside the United States, will result in the FDA, or comparable foreign regulatory authorities, allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, or similar applications outside the United States, we cannot guarantee that such regulatory authorities will not change their requirements in the future. We also cannot predict that approval of an IND or similar application by the FDA or comparable foreign regulatory authority will result in approval of similar applications to conduct clinical trials. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or similar approvals outside the United States. We do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, or be completed on schedule, if at all.
Clinical trials can be delayed, suspended, or terminated for a variety of reasons, including the following:
•delays in or failure to obtain regulatory authorization to commence a clinical trial;
•delays in or failure to obtain institutional review board, or IRB, approval at each site or national competent authority approvals including positive ethics committee opinions;
•delays in or failure to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•difficulty in recruiting clinical trial investigators of appropriate competencies and experience;
•delays in establishing the appropriate dosage levels in clinical trials;
•delays in or failure to recruit and enroll suitable patients to participate in a clinical trial, particularly given the low prevalence of certain of the indications we are exploring, as well as inclusion and exclusion criteria and patients’ prior lines of therapy and treatment;
•lower than anticipated retention rates of patients in clinical trials;
•failure to have patients complete a trial or return for post-treatment follow-up;

•clinical sites deviating from trial protocol or dropping out of a clinical trial;
•delays adding new investigators or clinical trial sites;
•our third-party research contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•changes in regulatory requirements, policies, and guidelines;
•our ability to obtain sufficient radioactive supplies, and to manufacture and deliver sufficient quantities of a drug candidate for use in clinical trials;
•the quality or stability of a drug candidate falling below acceptable standards;
•changes in the treatment landscape for our target indications in oncology that may make RYZ101 or any of our current or future drug candidates no longer relevant;
•third-party actions claiming infringement by our drug candidates in clinical trials outside the United States and obtaining injunctions interfering with our progress; and
•business interruptions resulting from geo-political actions, including war and terrorism, natural disasters including earthquakes, typhoons, floods, and wildfires, or disease.
Moreover, clinical trials must be conducted in accordance with the FDA and comparable foreign regulatory authorities’ legal requirements, regulations, and guidelines, and are subject to oversight by regulatory authorities and IRBs or ethics committees at the medical institutions where the clinical trials are conducted.
Safety or tolerability concerns could cause us or regulatory authorities, as applicable, to suspend or terminate a clinical trial if it is found that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unfavorable characteristics of the drug candidate, or if such undesirable effects or risks are found to be caused by a chemically or mechanistically similar therapeutic or therapeutic candidate. We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ethics committees of the institutions in which such trials are being conducted, by the data review committee or data safety monitoring board for such trial or by the FDA, or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the continuing of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial.
Furthermore, until we have sufficient internal manufacturing capabilities, we intend to rely on contract manufacturing organizations, or CMOs, for the proper and timely manufacturing of our drug candidates in accordance with current good manufacturing practice, or GMP, requirements. We also intend to continue to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials in compliance with good clinical practice, or GCP, requirements. While we intend to have agreements governing their committed activities, we will have limited influence over their actual performance. To the extent our CMOs fail to comply with GMP or to perform their manufacturing obligations in a timely manner, or our CROs fail to enroll participants for our clinical trials, fail to conduct the study in accordance with GCP, or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays, or both, which may harm our business.
Moreover, clinical trials that are conducted in countries outside the United States may subject us to further delays and expenses because of increased shipment and distribution costs, additional regulatory requirements, and the engagement of non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening, and medical care. The FDA may decline to accept the data we obtain from these clinical studies in support of an IND or a new drug application, or NDA, in the United States, which may require us to repeat or conduct additional preclinical studies or clinical trials that we did not anticipate in the United States, and therefore we may be unable to commercialize RYZ101 or any of our future drug candidates on a timely basis or at all in the United States. Foreign regulatory authorities may also decline to accept data obtained from clinical studies conducted in the United States in support of a related marketing authorization application which may lead to similar risks in countries outside the United States.

If we experience delays in the completion of, or termination of, any clinical trial, the commercial prospects of RYZ101 or our other drug candidates will be harmed, and our ability to generate revenue from sales of any drugs will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our development and approval process, and jeopardize our ability to commence drug sales and generate revenue. Significant clinical trial delays could also allow our competitors to bring drugs to market before we do or shorten any periods during which we have the exclusive right to commercialize our drug candidates and impair our ability to commercialize our drug candidates and may harm our business, financial condition, results of operations and prospects.
Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of RYZ101 or any of our future drug candidates, which would prevent or delay or limit the scope of regulatory approval and commercialization.
To obtain the requisite regulatory approvals to market and sell RYZ101 or any of our future drug candidates, we must demonstrate through clinical trials that such drug candidates are safe and effective for use in each targeted indication. Most drug candidates that begin clinical trials are never approved by regulatory authorities for commercialization. Unforeseen side effects could arise either during clinical development or, if such side effects are more rare, after our drugs have been approved by regulatory authorities and the approved drug has been marketed, resulting in the exposure of additional patients than if such side effect had arisen during a clinical trial. Furthermore, assessments of the long-term safety of targeted alpha-emitting isotope therapies in humans have been limited, and there may be long-term effects from treatment with RYZ101 or any of our future drug candidates that we cannot predict at this time. Further, we may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing.
Clinical trials that we conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market RYZ101 or any of our future drug candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same drug candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols, and the rate of dropout among clinical trial participants. Additionally, our ongoing ACTION-1 trial and our ongoing Phase 1b trial of RYZ101 in patients with ES-SCLC are, and we expect future trials of our drug candidates to be, open-label trials, meaning both the patient and investigator know whether the patient is receiving the investigational drug candidate. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect, as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Therefore, it is possible that positive results observed in an open-label trial would not be replicated in a controlled trial. Moreover, if unacceptable toxicities, undesirable side effects or adverse drug-drug interactions arise in the development of RYZ101 or any of our future drug candidates alone or in combination with other therapies, we could suspend or terminate or trials, or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials, deny approval of the drug candidate for any or all targeted indications or require a more restrictive label. For example, RYZ101 is being evaluated for the treatment of ES-SCLC in combination with chemotherapy and a monoclonal antibody, the current standard of care, which have established side effect profiles. A combination of RYZ101 and standard of care may result in unacceptable toxicities, undesirable side effects or adverse drug-drug interactions. If the results of our ACTION-1 clinical trial for RYZ101, our Phase 1b clinical trial of RYZ101 in patients with ES-SCLC, or any future clinical trials are inconclusive with respect to the efficacy of drug candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, if there are safety concerns associated with RYZ101 or any of our future drug candidates, or if the results observed cannot be replicated, we may be delayed in obtaining regulatory approval, if at all. Additionally, any safety concerns observed in our clinical trials, or in the clinical experience of others using our drug candidates in “compassionate use” scenarios outside of the United States, or investigating similar drugs or modalities could impact our prospects for regulatory approval in those and other indications.
Even if the trials are successfully completed, clinical data is often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit any future NDA or comparable foreign application. We cannot guarantee that the FDA or comparable foreign regulatory authorities will view RYZ101 or our future drug candidates as having efficacy even if positive results are observed in clinical trials. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the clinical trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a regulatory application, approval of RYZ101 or any of our future drug candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional development work. Even if regulatory approval is secured for a drug candidate, the terms of such approval may limit the scope and use of the specific drug candidate, which may also limit its commercial potential.

We will be required to seek approval for diagnostic imaging agents in connection with certain targets we are pursuing.
In connection with certain targets for which we are developing drug candidates, we are developing diagnostic imaging agents to help inform whether a particular patient’s disease condition is appropriate for treatment with our drug candidate. For example, we are developing RYZ811 as the paired diagnostic to evaluate the potential utility of RYZ801 in prospective patients, and similarly we are developing paired diagnostics for our other development programs. We may not be successful in developing an appropriate diagnostic imaging agent or its development may cause a delay or result in expenditure of more funds than we currently anticipate. In addition, the development of a diagnostic imaging agent will be subject to FDA review and approval, which may be delayed or not obtained, or require additional development and testing following FDA. Equivalent foreign regulatory review and approval would also be required before the product could be supplied for use in patient treatment. Failure to successfully develop and obtain regulatory approval for a diagnostic imaging agent may delay FDA or foreign regulatory approval of a drug candidate and delay or adversely affect commercialization of that drug candidate approved by the FDA or foreign regulatory authority, or require us to engineer or identify alternative solutions to select patients who are most likely to benefit from our drug candidates.
Our current paired diagnostic candidate, RYZ811, and other paired diagnostics that we expect to develop utilize Ga68 as the radioisotope. Since the half life of Ga68 is considerably shorter than the half-life of Ac225, we will provide component parts to third parties, who must assemble the paired diagnostic in real time prior to its use. As a result, we may experience issues with the assembly, or use of, the paired diagnostic, or may experience difficulties with adoption in the clinical setting.
Our approach to the discovery and development of drug candidates based on our parallel RPT discovery engine represents a novel approach to radiation therapy, which creates significant and potentially unpredictable challenges for us.
Our future success depends on the successful development of our drug candidates, which are designed to treat advanced solid tumors using our RPT drug candidates, representing a novel approach to radiation therapy. There are currently few approved radiopharmaceutical therapeutic products. In addition, there has been limited historical clinical trial experience, generally, for the development of radiopharmaceutical therapeutics. As a result, the design and conduct of clinical trials for these drugs is uncertain and subject to increased risk.
While radiation as a therapy for cancers has existed for decades, oncology treatment using systemic delivery of targeted radiopharmaceuticals in general, and alpha emitting isotopes specifically, is relatively new. Only one alpha emitting isotope therapy, Xofigo, has been approved in the United States or the European Union, or EU, and only a limited number of clinical trials of drugs based on alpha emitting isotope therapies have commenced. Therapies containing beta emitting isotopes have also been limited. As such, it is difficult to accurately predict the developmental challenges we may incur for our drug candidates as they proceed through drug discovery or identification, preclinical studies, and clinical trials. In addition, beyond the limited universe of patients treated with Xofigo, assessments of the long-term safety of targeted alpha emitting isotope therapies in humans have been limited, and there may be long-term effects from treatment with RYZ101 or any of our future drug candidates that we cannot predict at this time.
It is difficult for us to predict the time and cost of the development of our drug candidates, and we cannot predict whether the application of our technology, or any similar or competitive technologies, will result in the identification, development, and regulatory approval of any drugs. There can be no assurance that any development problems we experience in the future related to our technology or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved at all. Any of these factors may prevent us from completing our preclinical studies and clinical trials that we may initiate or commercializing any drug candidates we may develop on a timely or profitable basis, if at all.
In addition, the success of our RPT drug candidates, including RYZ101, will depend on a number of factors, including the following:
•sourcing clinical and, if approved for commercial sale, commercial supplies for the radioactive materials used to manufacture our drug candidates;
•establishing manufacturing capabilities to produce adequate amounts of our drug candidates;
•securing reliable transport for our drug candidates given that isotope stability times are limited once a molecule has been bound;
•utilizing imaging analogues or other paired diagnostics to visualize tumor uptake in advance of administering our drug candidates, which may increase the risk of adverse side effects;
•educating medical personnel regarding the potential side effect profile of our drug candidates;

•facilitating patient access to the limited number of facilities able to administer our drug candidates, if approved;
•using medicines to manage adverse side effects of our drug candidates that may not adequately control the side effects or that may have detrimental impacts on the efficacy of the treatment; and
•establishing sales and marketing capabilities, potentially in advance of, obtaining any regulatory approval to gain market acceptance of a novel therapy.
Results of preclinical studies and early-stage clinical trials may not be predictive of the results of future preclinical studies or clinical trials.
Success in preclinical studies does not ensure that later preclinical studies or clinical trials will be successful. Several companies in the biotechnology industry have suffered significant setbacks in clinical trials, even after positive results in preclinical and earlier clinical trials. These setbacks have been caused by, among other things, negative preclinical findings identified after clinical trials have already commenced and safety or efficacy observations made in clinical trials, including previously unanticipated adverse events. We cannot predict if the FDA or comparable foreign regulatory authority will consider the data from our preclinical studies sufficient to support approval of an IND or similar application. In addition, preclinical data is often susceptible to varying interpretations and analyses, which could require us to repeat or conduct additional preclinical studies. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. In addition, the results of our preclinical animal studies, may not be predictive of the results of outcomes in subsequent clinical trials on human subjects. Drug candidates in clinical trials may fail to show the desired pharmacological properties or safety and efficacy traits despite having progressed through preclinical studies.
Likewise, the results of any early-stage clinical trials, including for RYZ101, may not be predictive of the results of the later-stage clinical trials, which tend to be substantially larger. For example, in the Phase 1b portion of our ACTION-1 trial, we evaluated the safety and tolerability of RYZ101 in patients with refractory GEP-NETs. We enrolled a total of 17 patients in this portion of the trial. The preliminary results of clinical trials with smaller sample sizes can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. We plan to enroll 288 patients in the Phase 3 portion of this clinical trial. With significantly more patients in this phase of the trial, we may not achieve a statistically significant result or results consistent with what we observed in the Phase 1b portion of this trial. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. In addition, results in one indication may also not be predictive of results to be expected for the same drug candidate in another indication.
If we fail to receive positive results in preclinical studies or early-stage clinical trials, or those results are not replicated in later-stage clinical trials of any drug candidate or across indications for that drug candidate, the development timeline and regulatory approval and commercialization prospects for that drug candidate, and, correspondingly, our business, financial condition, results of operations and prospects, would be harmed.
Due to the radioactive nature of RYZ101 and our future drug candidates, once manufactured, our drug candidates will have time-limited stability, and as a result, we may encounter difficulties with fulfillment and logistics.
Our RYZ101 formulation is designed to provide for 120 hours of stability following radiolabeling, meaning that the patient must intravenously receive RYZ101 within 120 hours of its radiolabeling. We expect our other drug candidates to also have time-limited stability. As such, our drug candidates, including RYZ101, must be manufactured on an as-needed basis, and shipped almost immediately thereafter. Because our drug candidates, including RYZ101 cannot be “stock-piled” and stored for even a small number of days ahead of shipment, we or any third-party manufacturer must be able to manufacture our drug candidates, including RYZ101 on a rolling basis, and any kind of delays, even if seemingly insignificant, could result in an immediate and substantial impact on our ability to deliver the drug candidate to patients. Any significant delays in delivering drug candidates to patients could damage our reputation and result in deviations from our clinical trial protocols, which in turn could affect our ability to advance the clinical development of RYZ101 or our other current and future drug candidates on a timely basis, or at all. In addition, although we are building our own manufacturing facility, we do not currently maintain a manufacturing facility, and therefore we currently rely on our third-party manufacturer for the production of RYZ101 in connection with our ongoing clinical trials. We cannot be sure that such manufacturer will be able to meet our demand for RYZ101 on a timely basis.

In addition, once manufactured, RYZ101 and our other current and future drug candidates must be quickly and safely transported to the applicable clinical trial site. As we scale our operations and enroll larger clinical trials, and prepare for potential commercialization, we will need to scale our shipping abilities. Labor disputes, government restrictions, work stoppages, pandemics, derailments, damage or loss events, adverse weather conditions, other events beyond our control could interrupt or delay transportation, which could result in the loss or damage of RYZ101 or any future drug candidate with similar stabilization restrictions. We do not currently carry insurance to cover material loss or damage to supplies in transit.
If we or our manufacturers are unable to meet the challenges posed by the time-limitations inherent in the composition of RYZ101 or any of our future drug candidates, it would adversely affect our business, financial condition, results of operations and prospects.
Our business is highly dependent on our lead drug candidate, RYZ101, as our lead investigational radiopharmaceutical asset, and we must complete clinical trials before we can seek regulatory approval and begin commercialization. If we are unable to obtain regulatory approval for, and successfully commercialize, RYZ101, our business may be materially harmed, and such failure may affect our other future drug candidates.
The process for obtaining marketing approval for any drug candidate, including RYZ101 is very long and risky and there will be significant challenges for us to address to obtain marketing approval as planned, if at all. There is no guarantee that the results obtained in our clinical trials of RYZ101 or future clinical trials will be sufficient to obtain regulatory approval. Even though we have designed the Phase 3 portion of our ACTION-1 trial to be a registrational trial for the refractory GEP-NETs indication, there is no guarantee that the results of such trial would be sufficient to obtain regulatory approval, even if we successfully achieve our primary endpoint. Furthermore, success in an early-stage trial does not necessarily mean a later stage trial will be successful. In addition, because our lead drug candidate is our most advanced drug candidate, and because our other drug candidates are based on similar technology, if RYZ101 encounters safety or efficacy problems, manufacturing or supply interruptions, developmental delays, regulatory issues, or other problems, our development plans and business related to those other drug candidates could be significantly harmed. Even though FDA selected RYZ101 into its CMC Development Readiness Program, this does not assure that RYZ101 will be successfully manufactured on an accelerated basis or receive commercial approval. Further, competitors who are developing drugs with similar technology may experience problems with their drugs that could identify problems that would potentially harm our business.
If we are unable to successfully identify, develop, and commercialize any drug candidates, or experience significant delays in doing so, our business, financial condition, results of operations and prospects will be materially adversely affected.
The success of our business depends upon our ability to identify, develop, and commercialize targeted radiopharmaceuticals across a range of oncology indications. To date, we have only identified one clinical stage drug candidate, RYZ101, and two development candidates that are currently in preclinical testing. Our research programs may initially show promise in identifying potential drug candidates yet fail to yield drug candidates for clinical development for several reasons. We may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations. Research programs to identify new drug candidates require substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or drug candidates that ultimately prove to be unsuccessful.
The successful development of any drug candidate will depend on a number of factors, including the following:
•successful and timely completion of preclinical studies and clinical trials for which the FDA, or any comparable foreign regulatory authority, agree with the design, endpoints, or implementation;
•sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•ability to obtain sufficient supply of radioisotopes on commercially reasonable terms, if at all;
•receiving regulatory approvals or authorizations for conducting clinical trials;
•initiation and successful patient enrollment in, and completion of, clinical trials on a timely basis;
•our ability to demonstrate to the satisfaction of the FDA or any comparable foreign regulatory authority that the applicable drug candidate is safe and efficacious as a treatment for our targeted indications;
•our ability to demonstrate to the satisfaction of the FDA or any comparable foreign regulatory authority that the applicable drug candidate’s risk-benefit ratio for its proposed indication is acceptable;
•timely receipt of approvals for drug candidates from applicable regulatory authorities;

•the extent of any required post-regulatory approval commitments to applicable regulatory authorities; and
•establishing, scaling up and scaling out, either alone or with third-party manufacturers, manufacturing capabilities for our clinical trials and commercial manufacturing, if RYZ101 or any of our future drug candidates are approved.
If we are not successful with respect to one or more of the foregoing matters, in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize drug candidates, which would materially adversely affect our business, financial condition, results of operations and prospects.
We may not be successful in our efforts to identify or discover potential drug candidates.
The success of our business depends primarily upon our ability to identify, develop, and commercialize small molecule therapies across a range of oncology indications. To date, we have only initiated clinical trials for one drug candidate, RYZ101, and two development candidates are currently in preclinical testing. Our research programs may initially show promise in identifying potential drug candidates, yet fail to yield additional drug candidates for clinical development for several reasons, including:
•our research methodology or that of our collaboration partners may be unsuccessful in identifying potential drug candidates;
•potential drug candidates may be shown to have harmful side effects or may have other characteristics that may make the drugs unmarketable or unlikely to receive regulatory approval;
•it may be too difficult to obtain relevant radioactive supplies for a given construct on acceptable terms, or at all; or
•our collaboration partners may change their development profiles for potential drug candidates or abandon a therapeutic area.
If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would adversely affect our business and could potentially cause us to cease operations. Research programs to identify new drug candidates require substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or drug candidates that ultimately prove to be unsuccessful.
While we are currently building a manufacturing facility, if we are unable to establish manufacturing capabilities at our new facility or enter into agreements with third parties to manufacture our drug candidates, we may not be able to generate revenue from the sale of drugs.
To commercialize any drug candidates, if approved, we must finalize our manufacturing capabilities or make arrangements with third parties to perform these services.
The establishment and development of our own manufacturing facilities or the establishment of a contract to manufacture our drug candidates is expensive and time-consuming and could delay any commercial launch. Moreover, we may not be able to successfully complete our manufacturing facility or capabilities, or comply with GMP requirements or obtain the necessary Nuclear Regulatory Commission permits for our facility. The construction and operation of our manufacturing facility could divert our management’s attention away from other business operations, including our drug development efforts. The development and construction could be more expensive than relying on a third-party manufacturer and the completion of our construction could take longer than expected. In addition, even if we are successful in developing the capability to manufacture our drug candidates and development candidates using Ac225 sourced from third party suppliers, we may not be successful in developing the capacity to manufacture Ac225. Further, our facility located in Indiana could face natural disasters, such as tornadoes, which could delay or destroy the construction or affect the facility’s operations following its completion. Furthermore, prior to the approval of any of our drug candidates for commercial sale, the FDA must complete an inspection of our manufacturing facility and process. While we believe building our own manufacturing facility will be beneficial in the long term, as a new facility without prior FDA-inspection experience, we may encounter difficulties, which may be more challenging for us to predict or remediate, compared to a third party manufacturer with substantial experience manufacturing commercial drugs. The FDA may not approve our manufacturing process or facilities on the timeline that we expect, or at all.
We face competition in our search for third parties to assist us with the manufacturing of our drug candidates. To the extent we rely on third parties to manufacture our drug candidates, if approved, we may have little or no control over the manufacturing efforts of such third parties and our revenue from drug sales may be lower than if we had manufactured our drug candidates ourselves. In the event we are unable to collaborate with a third-party manufacturing organization, we would not be able to manufacture our drug candidates.

We may expend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.
A key element of our strategy is to apply our parallel RPT discovery engine and development pipeline to address a broad array of targets and new therapeutic areas. The therapeutic discovery activities that we are conducting may not be successful in identifying drug candidates that are useful in treating targets in oncology. Our research programs may be unsuccessful in identifying potential drug candidates, or our potential drug candidates may be shown to have harmful side effects or may have other characteristics that may make the drugs unmarketable or unlikely to receive regulatory approval.
Because we have limited financial and managerial resources, we focus on research programs, therapeutic platforms, and drug candidates that we identify for specific indications. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs, therapeutic platforms, and drug candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may need to relinquish valuable rights to that drug candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.
We face substantial competition, which may result in others discovering, developing, or commercializing drugs before or more successfully than we do.
The development and commercialization of new drugs is highly competitive. We face and will continue to face competition from third parties that use radioisotopes and from companies focused on more traditional therapeutic modalities. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization of new drugs. For example, prior clinical experience in treating patients with GEP-NETs with Ac225 DOTATATE, the same active ingredient as RYZ101, has been presented by an academic nuclear medicine group, and either that group or a third party may attempt to seek commercialization relying in part on that public data.
We consider our most direct competitors to be companies developing targeted alpha-based radiopharmaceuticals for the treatment of cancer. There are several companies developing targeted alpha-based radiopharmaceuticals for the treatment of cancer, including Bayer, Novartis, Johnson & Johnson, Abdera Therapeutics, Actinium Pharmaceuticals, Inc, Aktis Oncology, Convergent Therapeutics, Debiopharm, Fusion Pharmaceuticals Inc., ITM Isotope Technologies Munich SE, Lantheus Holdings, Inc., Mariana Oncology, Inc., Perspective Therapeutics, POINT Biopharma Global Inc., RadioMedix, Inc., Telix Pharmaceuticals Limited, and Y-mAbs Therapeutics, Inc. These companies are targeting a wide range of solid and hematologic malignancies using various alpha emitting isotopes, including Radium 223, Lead 212, and Ac225. The first and only approved alpha particle-based therapy is Bayer’s Xofigo (Radium 223) which is a salt of radium that cannot easily and robustly be attached to a targeting molecule, but naturally localizes to regions where cancer cells are infiltrating bone. Xofigo was approved in 2013 for the treatment of prostate cancer with symptomatic bone metastases.
There are several companies with approved beta-based radiopharmaceuticals, including Lantheus Holdings, Novartis, Bayer, Sirtex, Boston Scientific and Q BioMed Inc. and other companies developing beta-based radiopharmaceuticals, including POINT Biopharma Global, ITM Isotope Technologies Munich SE, Y-Mabs and Telix Pharmaceuticals Limited. The beta emitting isotopes used by these companies include Iodine-131, Lu177, Strontium-89 and Yttrium-90. A recently approved beta particle-based radiopharmaceutical is Novartis’ Pluvicto, which was approved by the FDA in 2022 for the treatment of patients with metastatic prostate cancer.
Our competitors will also include companies that are or will be developing other treatment methods as well as therapies for the same indications in oncology that we are targeting. In addition to the competitors we face in developing radiopharmaceuticals, we will also face competition in the indications we expect to pursue with programs. Moreover, many of these indications, including GEP-NETs and SCLC, already have approved standards of care, which may include more traditional therapeutic modalities. In order to compete effectively with these existing therapies, we will need to demonstrate that our therapies are favorable to existing therapeutics and obtain comparable coverage and reimbursement for our drug candidates.

Many of our current or future competitors have significantly greater financial resources and expertise in research and development, isotope supply chain logistics, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, obtaining reimbursement for and marketing of approved drugs than we do. Mergers and acquisitions in the biotechnology, pharmaceutical and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we or our collaborators may develop. Our competitors also may obtain FDA or other foreign regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. Even if the drug candidates we may develop in the future achieve regulatory approval, they may be priced at a significant premium over competitive drugs if any have been approved by then, resulting in reduced competitiveness. Moreover, technological advances or drugs developed by our competitors may render our technologies or drug candidates we may develop in the future obsolete, less competitive, or not economical. The key competitive factors affecting the success of RYZ101 and our other current and future drug candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.
The commercial success of our drugs, if approved, will depend upon public perception of radiopharmaceuticals and the degree of their market acceptance by physicians, patients, healthcare payors and others in the medical community.
Adverse events in clinical trials of our drug candidates, or in clinical trials or other studies conducted by others involving similar drugs, which may include the same radioisotopes as our drug candidates, and the resulting negative publicity, as well as any other adverse events in the field of radiopharmaceuticals that may occur in the future, could result in a decrease in demand for RYZ101 or any future drug candidates that we may develop. If public perception is influenced by claims that radiopharmaceuticals or specific therapies within radiopharmaceuticals are unsafe, RYZ101 or any future drug candidates may not be accepted by the general public or the medical community.
In particular, the commercial success of our drugs, if approved, will depend upon, among other things, these drugs gaining and maintaining acceptance by physicians, patients, third-party payors, and other members of the medical community as efficacious and cost-effective alternatives to competing drugs and treatments. If any of our drugs, once approved, do not achieve and maintain an adequate level of acceptance, we may not generate material sales of that drug or be able to successfully commercialize it. For example, in the early 2000s, two antibody-based RPTs, Bexxar (tositumomab) and Zevalin (ibritumomab tiuxetan), were approved to treat CD20 positive lymphomas. Despite positive clinical trial data and FDA approval, neither of these agents were adopted widely. The degree of market acceptance of our drugs, if approved, will depend on a number of factors, including:
•our ability to provide acceptable evidence of safety and efficacy;
•the prevalence and severity of any side effects in general, and relative to other treatments;
•publicity concerning our drugs or competing drugs and treatments;
•availability, relative cost and relative efficacy of alternative and competing treatments;
•the ability to offer our drugs for sale at competitive prices;
•the relative convenience and ease of administration of our drugs and drug candidates, which may require coordination amongst multiple physicians across disciplines for administration;
•the willingness of the target patient population to try new drugs or drug candidates and of physicians to prescribe these drugs and drug candidates;
•the strength of marketing and distribution support; and
•the sufficiency of coverage or reimbursement by third parties.

We depend on enrollment and retention of patients in our clinical trials. If we experience delays or difficulties enrolling or retaining patients in our clinical trials, our research and development efforts and business, financial condition, results of operations and prospects could be materially adversely affected.
Successful and timely completion of clinical trials will require that we enroll and retain a sufficient number of patient candidates. Any clinical trials we conduct may be subject to delays for a variety of reasons, including as a result of patient enrollment taking longer than anticipated, patient withdrawal, or adverse events. These types of developments could cause us to delay the trial or halt further development.
Our clinical trials will compete with other clinical trials that are in the same therapeutic areas as our drug candidates, and this competition reduces the number and types of patients available to us, as some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. In addition, in some cases, we are evaluating our drug candidates as first-in-line treatments for which there are other approved treatment alternatives, which may present enrollment challenges. For example, we may experience difficulty recruiting patients to our ongoing Phase 1b trial of RYZ101 in patients with ES-SCLC, as RYZ101 is being investigated as a first-in-line treatment, and therefore patients may be reluctant to deviate from the standard of care. Because the number of qualified clinical investigators and clinical trial sites capable of administering RPTs is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites.
Moreover, the initial indication we are pursuing for RYZ101 is patients with GEP-NETs refractory to Lu177 SSA treatment. While we believe the number of potential patients is increasing, that belief could prove to be wrong, and the number of eligible patients to enroll in the Phase 3 portion of our ACTION-1 trial may be limited. Delays enrolling such patients could extend development timelines or increase costs for our clinical trial.
Enrollment may also depend in part on the medical community and public’s perception of our drug candidates or those of our competitors. Adverse events in our preclinical studies or clinical trials or those of our competitors or of academic researchers or other clinicians utilizing our drug candidates under “compassionate use” pathways outside the United States, or similar technologies, even if not ultimately attributable to drug candidates we may discover and develop, and the resulting publicity could result in unfavorable public perception and adversely impact our ability to enroll clinical trials.
Delays in the completion of any clinical trial of RYZ101 or our future drug candidates will increase our costs, slow down the development and approval process, and delay or potentially jeopardize our ability to commence drug sales and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of RYZ101 or any future drug candidates.
Interim, topline, or preliminary data from our preclinical studies and clinical trials that we announce or publish from time to time may change as more patient data becomes available or as we make changes to our manufacturing processes and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose interim, topline, or preliminary data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the study or trial. To date, we have disclosed preliminary data regarding patient responses from the Phase 1b portion of our ongoing ACTION-1 trial of RYZ101. Such data is preliminary as some patients are still undergoing imaging evaluation to assess response. Preliminary or interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to evaluate all data fully and carefully. Further, modifications or improvements to our manufacturing processes for a therapy may result in changes to the characteristics or behavior of the drug candidate that could cause our future drug candidates to perform differently and affect the results of our ongoing clinical trials. As a result, the topline results that we report may differ from future results of the same preclinical studies or clinical trials, or different conclusions or considerations may qualify such topline results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.
Adverse differences between preliminary or interim data and final data could significantly harm our business, financial condition, results of operations and prospects. Additionally, disclosure of preliminary or interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate, and our company in general. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, any of our current or future drug candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.
We expect to continue to expand our development and regulatory capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
We have experienced rapid growth since our inception in January 2020 and, in particular, since we initiated business operations beginning with our first hire in July 2020. We expect continued growth in the number of our employees and the scope of our operations, particularly to continue our clinical operations, preclinical and IND-enabling studies or studies approved by comparable foreign authorities, establish regulatory, quality, and manufacturing supply chain logistics and facility operations.
To manage our anticipated future growth, we will continue to seek to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the complexity in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. In addition, we are currently building a manufacturing facility in Indianapolis, Indiana, and have limited experience in managing the manufacturing processes necessary for delivering potent therapeutic radioisotopes. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
In addition, future growth imposes significant added responsibilities on members of management, including: identifying, recruiting, integrating, maintaining, and motivating new employees; managing our internal development efforts effectively, including the clinical and FDA, or comparable foreign regulatory authority, review process for RYZ101 and any future drug candidates, while complying with our contractual obligations to third parties; and improving our operational, financial and management controls, reporting systems, and procedures.
We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors, and consultants to provide certain services, including strategic, financial, business development, and research and development services, as well as certain aspects of regulatory approval and manufacturing. There can be no assurance that the services of independent organizations, advisors, and consultants will continue to be available to us on a timely basis when needed or on reasonable terms, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants, CROs, or CMOs is compromised for any reason, our preclinical or clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval of RYZ101 or any of our future drug candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.
If we are not able to effectively expand our organization by hiring new qualified employees and expanding our groups of consultants and contractors, we may experience delays or may not be able to successfully implement the tasks necessary to further develop and commercialize RYZ101 and any future drug candidates we develop and, accordingly, we may not achieve our research, development, and commercialization goals.

Our ability to develop our platform technologies and future drug candidates for our future growth depends on retaining our key personnel and recruiting additional qualified personnel.
Our success depends upon the continued contributions of our key management, scientific, and technical personnel, many of whom have been instrumental for us and have substantial experience with our radiopharmaceuticals, our discovery engine and development processes and capabilities, underlying technologies, and related drug candidates. Given the specialized nature of our RPT discovery engine platform and the fact that these are novel and emerging fields, there is an inherent scarcity of experienced personnel in these fields. As we continue developing our pipeline, we will require personnel with medical, scientific, or technical qualifications specific to each program. The loss of key managers and senior scientists could delay our research and development activities. Despite our efforts to retain valuable employees, members of our management, scientific, and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. The competition for qualified personnel in the biotechnology industry is intense, and our future success depends upon our ability to attract, retain, and motivate highly skilled scientific, technical, and managerial employees. We face competition for personnel from other companies, universities, public and private research institutions, and other organizations. If our recruitment and retention efforts are unsuccessful in the future, it may be difficult for us to implement our business strategy, which could have a material adverse effect on our business.
In addition, our research and development programs, clinical operations and sales and marketing efforts depend on our ability to attract and retain highly skilled scientists, engineers, and sales professionals. Competition for skilled personnel in our market is intense, and we have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications on acceptable terms, or at all. Many of the companies with which we compete for experienced personnel have greater resources than we do, and any of our employees may terminate their employment with us at any time. Failure to succeed in preclinical studies, clinical trials or applications for regulatory approval may make it more difficult to recruit or retain qualified personnel. Moreover, if we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, it may harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business, financial condition, results of operations and prospects would be harmed.
We may become exposed to costly and damaging liability claims, either when testing RYZ101 or our future drug candidates in the clinic or at the commercial stage, and our product liability insurance may not cover all damages from such claims.
We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing, and use of pharmaceutical drugs. While RYZ101 remains in clinical development, and we currently have no drugs that have been approved for commercial sale, the use of drug candidates by us in clinical trials, and the sale of any approved drugs in the future, may expose us to liability claims, including third-party claims against any of our collaboration partners, some of which we could be contractually obligated to indemnify. These claims might be made by patients that use the drug, healthcare providers, pharmaceutical companies, or others selling such drugs. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially adversely affect the market for RYZ101 or our future drug candidates or any prospects for commercialization.
Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If RYZ101 or any of our future drug candidates were to cause adverse side effects during clinical trials or after approval of the drug candidate, we may be exposed to substantial liabilities. Physicians and patients may not comply with any warnings that identify known potential adverse effects and patients who should not use RYZ101 or our future drug candidates.
Even successful defense against product liability claims would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in: decreased demand for RYZ101 or any of our future drug candidates; injury to our reputation; withdrawal of clinical trial participants; initiation of investigations by regulators; costs to defend the related litigation; a diversion of management’s time and our resources; substantial monetary awards to trial participants or patients; product recalls, withdrawals or labeling, marketing or promotional restrictions; loss of revenue; exhaustion of any available insurance and our capital resources; the inability to commercialize any drug candidate; and a decline in our share price.

Although we maintain product liability insurance in the United States, and in other jurisdictions where we have ongoing clinical trials, it is possible that our liabilities could exceed our insurance coverage. We intend to expand our insurance coverage to include the sale of commercial products if we obtain regulatory approval for RYZ101 or any of our future drug candidates. However, we may be unable to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims, and our business operations could be impaired.
We are party to multiple license and collaboration agreements with significant payment obligations that are contingent upon the occurrence of future events, the timing and likelihood of which are difficult to predict. If we fail to comply with our obligations under these license and collaboration agreements, we could lose rights that are important to our business.
Under our license and collaboration agreements, we have payment obligations that are contingent upon future events, such as the achievement of specified development, regulatory and commercial milestones, and in some cases, we are required to make royalty payments in connection with the sales of products developed under those agreements. Although we could be required to make substantial milestone payments under our license and collaboration agreements, we are currently unable to estimate the timing or likelihood of achieving the milestones or making future drug sales. For further discussion of our obligations under these agreements, see Note 3 to our condensed financial statements entitled “Commitments, Contingencies and Collaboration and License Agreements” in this Quarterly Report on Form 10-Q.
We may be unable to meet our obligations as they become due, especially in the event that multiple milestones are achieved in a short amount of time. If we are unable to meet our obligations when due, it may result in the delay or termination of the research, development or commercialization of the relevant drug candidate, and may result in costly litigation or arbitration that diverts management attention and resources away from our day-to-day activities, which may adversely affect our business, financial condition, results of operations and prospects.
Risks Related to Government Regulation
The development and commercialization of pharmaceutical drugs is subject to extensive regulation, and the regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for RYZ101 or our future drug candidates on a timely basis if at all, our business will be substantially harmed.
We have not previously submitted an NDA to the FDA or similar marketing applications to similar foreign regulatory authorities. An NDA must include extensive preclinical and clinical data and supporting information to establish the drug candidate’s safety, purity and potency for each desired indication. The NDA must also include significant information regarding the manufacturing controls for the drug. We expect the novel nature of our drug candidates to create further challenges in obtaining regulatory approval.
An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls. Outside the United States, many comparable foreign regulatory authorities employ similar approval processes.
RYZ101 and any of our future drug candidates could fail to receive regulatory approval for many reasons, including the following:
•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication;
•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•we may be unable to demonstrate that RYZ101 or any future drug candidate’s clinical and other benefits outweigh its safety risks;
•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of RYZ101 or any of our future drug candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere, or regulatory authorities may not accept a submission due to, among other reasons, the content or formatting of the submission;
•the FDA or comparable foreign regulatory authorities may fail to approve our manufacturing processes or facilities or those of third-party manufacturers with whom we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
This lengthy approval process, as well as the unpredictability of clinical trial results, may result in our failing to obtain regulatory approval to market RYZ101 or any of our future drug candidates, which would significantly harm our business, financial condition, results of operations and prospects. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for RYZ101 or any of our future drug candidates. For example, regulatory authorities in various jurisdictions may have differing requirements for, interpretations of and opinions on our preclinical and clinical data. As a result, we may be required to conduct additional preclinical studies, alter our proposed clinical trial designs, or conduct additional clinical trials to satisfy the regulatory authorities in each of the jurisdictions in which we hope to conduct clinical trials and develop and market our drugs, if approved. Further, even if we believe the data collected from clinical trials of RYZ101 or our future drug candidates is promising, such data may not be sufficient to support approval by the FDA or any comparable foreign regulatory authority.
In addition, even if we were to obtain approval, regulatory authorities may approve RYZ101 or any of our future drug candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our drugs, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a drug candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that drug candidate. Any of the foregoing scenarios could materially harm the commercial prospects for RYZ101 and any of our future drug candidates.
Even if RYZ101 or any of our future drug candidates obtain regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, RYZ101 or any of our future drug candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our drugs.
If the FDA or a comparable foreign regulatory authority approves RYZ101 or any of our future drug candidates, the manufacturing facilities and processes, testing, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion, and recordkeeping for the drug will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with GMPs and GCPs for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such drugs. In addition, any regulatory approvals that we or our partners receive for RYZ101 or any of our future drug candidates may also be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the drug candidate.
Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to GMP regulations. As such, we and our CMOs will be subject to continual review and inspections to assess compliance with GMP and adherence to commitments made in any approved regulatory application. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, quality control, and distribution.
If there are changes in the application of legislation or regulatory policies, or if problems are discovered with a drug or our manufacture of a drug, or if we or one of our distributors, licensees or co-marketers fails to comply with regulatory requirements, the regulators could take various actions. These include issuing warning letters or untitled letters, imposing fines on us, imposing restrictions on the drug or its manufacture, and requiring us to recall or remove the drug from the market. The regulators could also suspend any of our preclinical studies and clinical trials or suspend or withdraw our regulatory approvals, requiring us to conduct additional clinical trials, change our drug labeling, or submit additional applications for marketing authorization. If any of these events occurs, our ability to sell such drug may be impaired, and we may incur substantial additional expense to comply with regulatory requirements, which could materially adversely affect our business, financial condition, results of operations and prospects.

In addition, if we have any drug candidate approved, our drug labeling, advertising, and promotion will be subject to regulatory requirements and continuing regulatory review. In the United States, the FDA and the Federal Trade Commission, or the FTC, strictly regulate the promotional claims that may be made about pharmaceutical drugs to ensure that any claims about such drugs are consistent with regulatory approvals, not misleading or false, and adequately substantiated by clinical data. Physicians may use pharmaceutical drugs off-label in their professional medical judgment, as the FDA does not restrict or regulate a physician’s choice of diagnostic or treatment within the practice of medicine. However, the promotion of a drug product in a manner that is false, misleading, unsubstantiated, or for unapproved, or off-label, uses may result in enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or the FTC. In particular, a drug may not be promoted for uses that are not approved by the FDA as reflected in the drug’s approved labeling. If we receive regulatory approval for a drug candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions and may result in false claims litigation under federal and state statutes, which can lead to consent decrees, civil monetary penalties, restitution, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid, and other federal and state healthcare programs. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
Equivalent limitations and penalties are provided in the European Economic Area, or EEA, both at the supranational level and at the national level in the individual EEA countries.
Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our drugs, if approved. Failure to comply with EU and EEA countries’ laws that apply to the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and marketing of such products, both before and after grant of the marketing authorization, or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.
Moreover, the policies of the FDA and of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of RYZ101 or any of our future drug candidates. As an example, the regulatory landscape related to clinical trials in the EEA recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EEA country, leading to a single decision for each EEA country. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EEA countries concerned, and a separate assessment by each EEA country with respect to specific requirements related to its own territory, including ethics rules. Each EEA country’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials in relation to which application for approval was made on the basis of the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors could choose to submit a clinical trial application under either the Clinical Trials Directive or the CTR until January 31, 2023. Where these trials were authorized on the basis of the Clinical Trials Directive, those will be governed by the Clinical Trials Directive they will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the clinical trial has already transitioned to the CTR framework. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

It is currently unclear to what extent the UK will seek to align its regulations with the EU in the future. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). However, the Retained EU Law (Revocation and Reform) Bill published in late 2022 which is intended to remove most EU-derived legislation from the UK statute book by the end of 2023, may result in a divergence of approach between the EU and the UK. On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our drug candidates on the basis of clinical trials conducted in the UK.
We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained and we may not achieve or sustain profitability.
Disruptions at the FDA and other government agencies and foreign regulatory authorities, including those caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified drugs from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA or comparable foreign regulatory authorities to review and approve new drugs can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or comparable foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, pandemics and other public health crises, and other events that may otherwise affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary regulatory authorities, which would adversely affect our business.
We are currently, and may in the future, conduct clinical trials for drug candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
We are currently enrolling patients in the global Phase 3 portion of our ACTION-1 trial in the United States and other countries. We may in the future choose to conduct one or more additional clinical trials outside the United States, including in the EU, Australia and/or Asia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for regulatory approval in the United States, the FDA will generally not approve the application based on foreign data alone unless: (i) the data is applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations.
Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in drug candidates that we may develop not receiving approval for commercialization in such jurisdiction.

Our business operations and current and future relationships with healthcare professionals, principal investigators, consultants, vendors, customers, and third-party payors in the United States and elsewhere are subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, physician payment transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings.
Healthcare providers, healthcare facilities and institutions, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain regulatory approval. Our future arrangements with healthcare professionals, healthcare facilities and institutions, principal investigators, consultants, customers, and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, or the FCA, which may constrain the business or financial arrangements and relationships through which we research, sell, market, and distribute any drug candidates for which we obtain regulatory approval. In addition, we may be subject to physician payment transparency laws and regulation by the federal government and by the states and foreign jurisdictions in which we conduct our business. The applicable federal, state, and foreign healthcare laws and regulations that affect our ability to operate include, but are not limited to, the following:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving, or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under any U.S. federal healthcare program, such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The federal Anti-Kickback Statute has also been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other hand. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the U.S. federal civil and criminal false claims laws, including without limitation, the civil FCA, which can be enforced by private citizens on behalf of the U.S. federal government through civil whistleblower or qui tam actions, and the federal civil monetary penalties law which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease, or conceal an obligation to pay money to the U.S. federal government. Pharmaceutical manufacturers can cause false claims to be presented to the U.S. federal government by, among other things, engaging in impermissible marketing practices, such as the off-label promotion of a drug for an indication for which it has not received FDA approval. Further, pharmaceutical manufacturers can be held liable under the civil FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil FCA;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose obligations on certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their business associates and their subcontractors that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not preempted by HIPAA;
•the U.S. Federal Food, Drug, and Cosmetic Act, or the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics, and medical devices;
•the federal and state laws that require pharmaceutical manufacturers to report certain calculated drug prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
•the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires, among other things, certain manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to certain payments and other transfers of value physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members;
•analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements, and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws requiring the registration of pharmaceutical sales representatives; and
•similar healthcare laws and regulations in foreign jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.
Outside the United States, interactions between pharmaceutical companies and healthcare professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is not always possible to identify and deter employee misconduct or business non-compliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. We have entered into consulting and scientific advisory board arrangements with physicians and other healthcare providers, including some who could influence the use of RYZ101 of any of our future drug candidates, if approved. Compensation under some of these arrangements includes the provision of stock or stock options in addition to cash consideration. Because of the complex and far-reaching nature of these laws, it is possible that if our drugs are commercialized, governmental authorities could conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations.

If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal, and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be in violation of applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
Our employees, independent contractors, principal investigators, consultants, commercial partners, and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.
We are exposed to the risk of employee fraud or other misconduct. We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, agents, contractors, directors or collaborators that would violate the laws or regulations of the jurisdictions in which we operate, including, without limitation, employment, foreign corrupt practices, trade restrictions and sanctions, environmental, competition, securities, and patient privacy and other privacy laws and regulations. Misconduct by employees could include failures to comply with FDA regulations and equivalent foreign regulations, provide accurate information to the FDA or competent foreign regulatory authorities, comply with manufacturing standards we may establish, comply with federal and state or national healthcare fraud and abuse laws and regulations, report financial information or data accurately, or disclose unauthorized activities to us. Sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, labeling, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Employee misconduct could also involve the improper use of information obtained during clinical trials, which could result in regulatory sanctions and serious harm to our reputation. In addition, our reputation may be harmed if any of our employees, directors, independent contractors, principal investigators or consultants are found to have been involved in similar misconduct outside of their services to our Company. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations.
If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business, financial condition, results of operations and prospects, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, individual imprisonment, disgorgement of profits, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs or equivalent foreign programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business or pursue our strategy.
Healthcare policy changes may have a material adverse effect on our business, financial condition, results of operations and prospects.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, enacted in March 2010, made several substantial changes in the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. Some ways in which the ACA may significantly impact our business include provisions regarding coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, and initiatives to promote quality indicators in payment methodologies.

There have been legal and political challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021, through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA or our business.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers and suppliers of 2% per fiscal year, starting in 2013, and, due to subsequent legislative amendments to the statute, will remain in effect until 2032, unless additional Congressional action is taken. Furthermore, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed drugs, which has resulted in several presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological drug pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Many EEA countries periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. We expect that legislators, policymakers and healthcare insurance funds in the EEA countries will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some EEA countries, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EEA countries, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EEA countries. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EEA countries.
In December 2021, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and will apply as of January 2025, is intended to boost cooperation among EEA countries in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EEA level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and will permit EEA countries to use common HTA tools, methodologies, and procedures across the EEA, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EEA countries will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EEA countries for drug candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EEA could be negatively affected.
Legislators, policymakers and healthcare insurance funds in the EEA may continue to propose and implement cost-containing measures to keep healthcare costs down; particularly due to the financial strain that the COVID-19 pandemic placed on national healthcare systems of the EEA countries. These measures could include limitations on the prices we would be able to charge for drug candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of EEA and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.
We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, supranational or national level, or how any future legislation or regulation may affect us, any of which may have a materially adverse effect on our business, financial condition, results of operations and prospects.
Even if we are able to commercialize a drug candidate, coverage and adequate reimbursement may not be available or such drug candidate may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.
The regulations that govern regulatory approvals, pricing, and reimbursement for drug products vary widely from country to country. Some countries require approval of the sale price of a drug product before it can be marketed or may require us or our collaborators to conduct clinical trials that compare the cost-effectiveness of our drug candidates to other therapies to obtain reimbursement or pricing approval. In many countries, the pricing review period begins after regulatory approval is granted. In some foreign markets, prescription drug product pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a drug in a particular country, but then be subject to price regulations that delay our commercial launch of the drug, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the drug in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more drug candidates, even if RYZ101 or any of our future drug candidates obtain regulatory approval.

Our ability to commercialize any drugs successfully also will depend in part on the extent to which coverage and adequate reimbursement for these drugs and related treatments will be available from third-party payors, such as government authorities, private health insurers, and other organizations. Even if we succeed in bringing one or more drugs to market, these drugs may not be considered cost-effective, and the amount reimbursed for any drugs may be insufficient to allow us to sell our drugs on a competitive basis. Because our programs are in the early stages of development, we are unable at this time to determine their cost effectiveness or the likely level or method of coverage and reimbursement. Increasingly, the third-party payors who reimburse patients or healthcare providers are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for drug products. Moreover, no uniform policy requirement for coverage and reimbursement for drugs exists among third-party payors in the United States, which may result in significant variations in coverage and reimbursement from payor to payor. Even if favorable coverage and reimbursement status is attained for one or more drug products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. If the price we are able to charge for any drugs we develop, or the coverage and reimbursement provided for such drugs, is inadequate in light of our development and other costs, our return on investment could be affected adversely.
The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:
•the demand for RYZ101 or any of our future drug candidates, if we obtain regulatory approval;
•our ability to set a price that we believe is fair for our drugs;
•our ability to obtain coverage and reimbursement approval for a drug;
•our ability to generate revenue and achieve or maintain profitability;
•the level of taxes that we are required to pay; and
•the availability of capital.
Additionally, we expect to develop, either by ourselves or with collaborators, paired diagnostic tests for our future drug candidates for certain indications. We, or our collaborators, if any, will be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our future drug candidates, once approved.
Our inability to promptly obtain and maintain coverage and adequate reimbursement from both third-party payors for the drug candidates that we may develop and for which we obtain regulatory approval could adversely affect our business, financial condition, results of operations, and prospects.
We and our collaborators and our third-party service providers are subject to a variety of U.S. and foreign laws, regulations, contractual obligations, and industry standards related to the data privacy and security, which could increase compliance costs and our actual or perceived failure to comply therewith could subject us to regulatory investigations or actions, litigation (including class claims), fines or penalties, disruptions of our business operation, reputational harm, loss of revenue or profits, and other adverse business consequences.
We process a large quantity of sensitive information, including confidential business information and other personal information, and we and our collaborators and third-party service providers are subject to various federal, state, local and foreign data protection laws, rules and regulations relating to the privacy, security and processing of personal information. The global data protection landscape is rapidly evolving, and we and our collaborators and service providers may be affected by or subject to new, amended, or existing laws and regulations, including as our operations continue to expand or if we operate in foreign jurisdictions. These laws, rules and regulations may be subject to differing interpretations, which adds to the complexity of processing personal information. Guidance on implementation and compliance practices are often updated or otherwise revised. If we fail or are perceived to have failed to comply with these laws, rules and regulations, we may be subject to litigation, regulatory investigations, enforcement notices, enforcement actions, fines, and criminal or civil penalties, as well as negative publicity, reputational harm, and a potential loss of business, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In the United States, numerous federal, state and local laws, rules and regulations, including state data breach notification laws and federal, state, and local consumer protection laws (such as Section 5 of the Federal Trade Commission Act) and other similar laws (such as wiretapping laws) that govern the collection, use, disclosure, protection and other processing of health information and other personal information apply to our operations and the operations of our collaborators and third-party service providers. Each of these laws, rules and regulations is subject to varying interpretations and constantly evolving. For example, HIPAA, as amended by HITECH imposes certain obligations with respect to safeguarding the privacy, security, transmission and other processing of individually identifiable health information on “covered entities,” and their respective “business associates,” as well as their covered subcontractors, that perform services for them.
Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. For example, under HIPAA, we could potentially face substantial criminal or civil penalties if we knowingly receive protected health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of such protected health information, or otherwise violate applicable HIPAA requirements related to the protection of such information.
Even when HIPAA does not apply, failing to take appropriate steps to keep consumers’ personal information secure may constitute a violation of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. In connection with our clinical trials, we may maintain sensitive identifiable personal information, including health information, that we receive throughout the clinical trial process, during our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may become subject to further obligations under HIPAA.
In addition, our collection of personal information generally may subject us to state data privacy laws governing the processing of personal information and requiring notification of affected individuals and state regulators in the event of a breach of such personal information. These state laws include the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, and applies to personal information of consumers, business representatives and employees that are California residents and requires covered businesses to make disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a cause of action for data breaches. The CCPA provides for significant administrative fines of up to $7,500 per violation as well as a private right of action for data breaches and statutory damages. Although there are limited exemptions for clinical trial data and some other health data under the CCPA, the CCPA and other similar laws may impact our business activities and increase our compliance costs. Additionally, the California Privacy Rights Act, or CPRA, effective in most material respects as of January 1, 2023, expands consumers’ rights under the CCPA including by, among other things, giving California residents the ability to correct their personal data and limit use of certain sensitive personal data, establishing restrictions on the retention of personal data, expanding the types of data breaches subject to the CCPA’s private right of action, and establishing a new California Privacy Protection Agency to implement and enforce the law. Other states, such as Virginia, Colorado, Utah, and Connecticut, have also passed comprehensive privacy laws, and similar laws are being considered in several other states (including Washington, which recently enacted the My Health, My Data Act), as well as at the federal and local levels. While many of these states, like California, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, and the third parties upon whom we rely.
In addition, all 50 U.S. states and the District of Columbia have enacted breach notification laws that may require us to notify patients, employees or regulators in the event of unauthorized access to or disclosure of personal or confidential information experienced by us or our service providers. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. We also may be contractually required to notify patients or other counterparties of a security breach. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards.

Any clinical trial programs and research collaborations that we engage in outside the United States may implicate international data protection laws, including, in Europe, the General Data Protection Regulation, or GDPR, and the United Kingdom’s GDPR, or the UK GDPR. The GDPR and UK GDPR govern the collection, use, disclosure, transfer or other processing of personal data of individuals within the EEA and UK and imposes stringent operational requirements for data processors and controllers of personal data. The GDPR and UK GDPR also provide that EEA member states and the UK make their own further laws, rules and regulations to introduce specific requirements related to the processing of “special categories of personal data,” including personal data related to health, biometric data used for unique identification purposes and genetic information, as well as personal data related to criminal offences or convictions. This fact may lead to greater divergence on the law that applies to the processing of such data types across the EEA and the UK, compliance with which, as and where applicable, may increase our costs and could increase our overall compliance risk. Such member state specific regulations could limit our ability to collect, use and share data in the context of any future EEA or UK establishments (regardless of where any processing in question occurs). Among other things, the GDPR and UK GDPR require detailed notices for clinical trial subjects and investigators as well as the security of personal information, and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects. In addition, the GDPR and UK GDPR materially expanded the definition of what constitutes personal data (including, for example, by expressly clarifying that the GDPR applies to “pseudonymized” and key-coded data).
The GDPR and UK GDPR impose substantial fines for breaches and violations (up to the greater of €20 million or 4% of consolidated annual worldwide gross revenue under the GDPR or GBP 17.5 million under the UK GDPR). In addition to administrative fines, a wide variety of other potential enforcement powers are available to competent supervisory authorities in respect of potential and suspected violations of the GDPR or the UK GDPR, including extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some processing of personal data carried out by non-compliant actors The GDPR and UK GDPR also confer a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR or the UK GDPR. Further, the exit of the UK from the EU, often referred to as Brexit and ongoing developments in the UK have created uncertainty regarding data protection regulation in the UK.
Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States, which will affect us if we begin to transfer personal data from the EEA to other jurisdictions. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we perform our operations or provide our services, the geographical location or segregation of our relevant systems and operations, and adversely affect our financial results. These international laws, rules and regulations may apply not only to us, but also to vendors or other service providers that store or otherwise process personal data on our behalf, such as information technology vendors.
We are bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the EU GDPR, the UK GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Our employees and personnel use generative artificial intelligence, or AI, technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflicting among jurisdictions. We are likely to be required to expend significant capital and other resources to ensure ongoing compliance with applicable data privacy and security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend, and could result in adverse publicity that could harm our business. Moreover, even if we take all necessary action to comply with legal and regulatory requirements, we could be subject to data breaches or other unauthorized access of personal information, which could subject us to fines and penalties, as well as litigation and reputational damage.
If we or our third-party processors fail to keep apprised of and comply with, or are perceived to have failed to comply with, applicable international, federal, state, or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or any collaborators’ ability to seek to commercialize our clinical candidates. Any threatened or actual governmental enforcement action or litigation where private rights of action are available could also generate adverse publicity, damage our reputation, result in liabilities, fines, and loss of business, and require that we devote substantial resources that could otherwise be used in other aspects of our business.
With laws, rules, regulations, and other obligations relating to privacy and data protection imposing new and relatively burdensome obligations, and with the substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. We are currently in the process of developing and updating our policies and procedures in accordance with requirements under applicable data privacy and protection laws, rules and regulations and have not completed formal assessments of whether we are in compliance with all applicable data privacy laws, rules and regulations. Additionally, if third parties with which we work, such as vendors or service providers, violate applicable laws, rules or regulations or our policies, such violations may also put our or our clinical trial and employee data, including personal information, at risk, and our business, financial condition, results of operations, and prospects may be adversely affected.
We are subject to certain U.S. and foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector.
We expect to have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations, and we expect our international activities to increase in time. We may engage third parties to conduct clinical trials, obtain necessary permits, licenses, patent registrations and other regulatory approvals or sell our drugs outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.
We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes, including radioactive materials and gas. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.
Our use of facilities that use and produce radioactive materials subjects us to compliance with decommissioning and decontamination, or D&D, requirements when we close those facilities, exposing us to potentially significant costs. Our drug candidates are manufactured using radioactive components, such as the radioisotope Ac225. When one of such facilities or a cyclotron reaches the end of its useful life or if we need to abandon such facility for any other reason, we are obligated under the laws and regulatory rules of the various jurisdictions in which we operate to decommission and decontaminate such facility or cyclotron. We have no experience with D&D, and the costs of such D&D may be substantial. Estimating the amount and timing of such future D&D costs includes, among other factors, country-specific requirements and projections as to when a facility will retire or the useful life of a cyclotron. If we do not conduct D&D properly at any of our sites, we may suffer significant additional costs to remediate any D&D deficiencies, fines, regulatory or criminal charges or other sanction or legal action, any of which could have a material adverse effect upon our business, financial condition and results of operations. Although we have estimated our future D&D costs and recorded a liability for such costs, there can be no assurances that we will not incur material D&D costs beyond such estimates or our provisions.
Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, and this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous, or radioactive materials. In addition, we may incur substantial costs to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development, and production efforts, which could harm our business, financial condition, results of operations or prospects.
The use of hazardous materials, including radioactive and biological materials, in our research and development efforts imposes certain compliance costs on us and may subject us to liability for claims arising from the use or misuse of these materials.
Our research, development and manufacturing activities involve the controlled use of hazardous materials, including chemicals, radioactive and biological materials, such as radioisotopes. We are subject to federal, state, local and foreign environmental laws and regulations governing, among other matters, the handling, storage, use and disposal of these materials and some waste products. In addition, we are required to obtain and maintain a hazardous materials license, pursuant to which we are required to perform annual self-audits, and that may result in random inspections by regulators. If such audit or inspection were to result in adverse findings, it may impact our ability to maintain our license, which would in turn adversely affect our ability to conduct our business. Additionally, we cannot completely eliminate the risk of contamination or injury from these materials and we could be held liable for any damages that result, which could exceed our financial resources. We currently maintain insurance coverage for injuries resulting from the hazardous materials we use; however, future claims may exceed the amount of our coverage. Also, we do not have insurance coverage for pollution cleanup and removal. Currently the costs of complying with such federal, state, local and foreign environmental regulations are not significant, and consist primarily of waste disposal expenses. However, they could become expensive, and current or future environmental laws or regulations may impair our research, development, production and commercialization efforts.

Risks Related to Our Dependence on Third Parties
We may be unable to obtain a sufficient supply of radioisotopes to support clinical development or manufacturing at commercial scale.
Ac225 is a key component of RYZ101, our RYZ801 development candidate, and as a radiopharmaceutical company, we expect our future drug candidates to include radioisotopes. While we are investing in capabilities to manufacture Ac225 ourselves, and although we believe our present suppliers have adequate quantities of Ac225 available to meet our current needs, we may encounter supply shortages which could affect our business operations and results of operations. Our contracts for the supply of this isotope from our current government suppliers must be renewed annually and the current terms are through December 2023. There can be no assurance that our suppliers will renew the contracts on acceptable terms, or at all. Further, long-term suppliers are not yet producing beyond minimal research quantities and there is no guarantee they will come online in the time frame we expect. Even when a contract exists, we have very limited recourse under our current supply contracts if a supplier is unable to meet its obligations. Suppliers may be unable to meet their obligations for a number of reasons, for example, the U.S. Department of Energy has reserved its ability to cancel private orders when the supply is instead needed for national defense, environmental safety or there is a lack of capacity, and the likelihood of any such cancellation may be increased for a number of reasons. There are not many alternatives to our current suppliers, and finding any replacement suppliers would divert management resources. Failure to acquire enough medical-grade Ac225 would make it impossible to effectively complete clinical trials, especially as we scale up for later-stage clinical trials, and to commercialize any Ac225-based drug candidates that we may develop and would materially harm our business.
One of our suppliers of Ac225 is located in Russia. We and our supplier are exposed to a number of environmental and geopolitical risks, including restrictions on trade of certain items between the United States and Russia, and other unforeseen geopolitical factors that limit our ability to access our supply of raw material. The ongoing war in Ukraine and subsequent economic sanctions imposed on Russia by the United States may impact our ability to procure supply of Ac225 from our Russian supplier and may impact our drug development timelines. For example, although our Russian supplier is not currently designated on any export- or sanctions-related restricted party lists maintained by the U.S. government, there is no guarantee our supplier will not be designated on such lists in the future. In addition, our dependence on this supplier is increased in the near term because we are prohibited from using Ac225 obtained from the U.S. Department of Energy for clinical development outside the United States, and therefore we must rely on our supplier in Russia for our international operations. To date, the ongoing war in Ukraine has not materially impacted the development of any of our drug candidates, nor has it materially impacted the price at which we are able to purchase Ac225. At the commencement of the war in Ukraine, we experienced a slight delay in procuring supply of Ac225 from our supplier in Russia, which was subsequently resolved. Although we do not expect to encounter additional delays with our Russian supplier, we may experience similar delays in the future, and any such delay could have an adverse impact on our development plans and business. We expect to continue to monitor and adapt our development plans as necessary in response to environmental and geopolitical risks, including the ongoing war between Russian and Ukraine. Any difficulty in procuring Ac225 may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q.
We may also evaluate potential drug candidates in the future utilizing Lu177 as the radioisotope. While Lu177 is more readily available than Ac225 and we have a supply agreement in place for Lu177, we may incur supply disruptions, which can limit our ability to complete preclinical activities, clinical trials or commercialize any Lu177-based drug candidates, which could harm our business.
Our ability to conduct clinical trials to advance our drug candidates is dependent on our ability to obtain these radioisotopes and other isotopes we may choose to utilize in the future. While we are constructing a GMP facility in Indiana designed to provide manufacturing of our final drug products and investing in capabilities to manufacture Ac225 in that facility, currently, we are dependent on third-party manufacturers and suppliers for our isotopes. Even if we are successful in manufacturing Ac225 in our manufacturing facility, the timing and success of which is currently unknown, we may not have enough supply to support commercialization of any of our drug products in the future, and we may need to continue to rely on third party manufacturers or suppliers. Additionally, even if we are able to manufacture Ac225 ourselves, we will still depend on third parties to supply the raw materials underlying the isotope. These parties may not perform their contracted services or may breach or terminate their agreements with us. Our suppliers are subject to regulations and standards that are overseen by regulatory and government agencies and we have no control over our suppliers’ compliance to these standards. Failure to comply with regulations and standards may result in their inability to supply isotope could result in delays in our clinical trials, which could have a negative impact on our business. Our inability to build out and establish our own manufacturing facilities would require us to continue to rely on third-party suppliers, as we currently do.

Manufacturing of radiopharmaceuticals is complex and we may encounter difficulties in production. If we encounter such difficulties, our ability to provide supply of RYZ101 or any of our future drug candidates for preclinical studies and clinical trials or for commercial purposes could be delayed or stopped.
Manufacturing of radiopharmaceuticals is complex, highly regulated and must comply with GMP. While we have undertaken to build-out manufacturing capabilities of our own, we do not currently have our own manufacturing facilities or personnel and expect to rely on third parties, such as CMOs, for the manufacture of our drug candidates until we have scaled up our own manufacturing facility. If we are unable to obtain or maintain arrangements with CMOs, or to do so on commercially reasonable terms, we may not be able to develop and commercialize RYZ101 or our future drug candidates successfully. In particular, our RYZ101 formulation is designed to provide for 120 hours of stability following radiolabeling, meaning that the patient must intravenously receive RYZ101 within 120 hours of its radiolabeling. As such, RYZ101 must be manufactured on an as-needed basis, and shipped almost immediately thereafter. We expect our other drug candidates to have similar time-based limitations. Our third-party manufacturing providers may not be able to provide adequate resources or capacity to meet our needs on a timely basis or at all, and may incorporate their own proprietary processes into our drug candidate manufacturing processes. We have limited control and oversight of a third party’s proprietary process, and a third party may elect to modify its process without our consent or knowledge. These modifications could negatively impact our manufacturing, including drug loss or failure that requires additional manufacturing runs or a change in manufacturer, either of which could significantly increase the cost of and significantly delay the manufacture of RYZ101 or any of our future drug candidates.
Additionally, as RYZ101 and our future drug candidates progress through preclinical studies and clinical trials towards potential approval and commercialization, it is expected that various aspects of the manufacturing process will be altered in an effort to optimize processes and results. Such changes may require amendments to be made to regulatory applications which may further delay the timeframes under which modified manufacturing processes can be used for any of our future drug candidates and additional bridging studies or trials may be required. Any such delay could harm our business, financial condition, results of operations and prospects.
We, our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA or other comparable foreign regulatory authorities, to monitor and ensure compliance with GMP. Despite our efforts to audit and verify regulatory compliance, we or one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA or other comparable foreign regulatory authorities to be noncompliant with GMP regulations. This may result in shutdown of our facility or that of the third-party vendor or invalidation of drug product lots or processes, which could adversely affect our business, financial condition, results of operations and prospects. In some cases, a product recall may be warranted or required, which would materially affect our ability to supply and market our drug products.
Further, we are evaluating RYZ101 for the treatment of patients with ES-SCLC in a Phase 1b clinical trial in combination with other commercially available products that are the current standard of care. The conduct of this and future clinical trials could be impacted by supply shortages or delays in our ability to obtain the standard of care products necessary for clinical trials of our drug candidates in combination with third-party products. For example, one of the chemotherapies that is used in combination with RYZ101 in our Phase 1b clinical trial, carboplatin, is currently in short supply. If we or our third-party suppliers are unable to provide adequate capacity of carboplatin to meet our clinical development needs on a timely basis, or at all, this would delay the clinical development of RYZ101 in this indication, and could harm our business, financial condition, results of operations and prospects. If approved for this indication, the commercialization of RYZ101 as a combination therapy would be adversely impacted if carboplatin, or the other combination therapies, atezolizumab and etoposide, are the subject of supply shortages in the future.

We rely on third parties to conduct certain preclinical studies and our clinical trials for RYZ101, and expect to have third parties conduct our clinical trials for our future drug candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize RYZ101 or any of our future drug candidates and our business could be substantially harmed.
We utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs, physicians and strategic partners to help conduct certain of our research and preclinical studies, as well as for the conduct of our clinical trials for RYZ101. We also expect to rely on medical institutions, CROs, and CMOs to help conduct our future clinical trials as we do not have the ability to independently conduct clinical trials. We expect to rely on medical institutions, clinical investigators, contract laboratories, and other third parties, including collaboration partners, to conduct or otherwise support clinical trials for our future drug candidates. We expect to rely heavily on these parties for execution of clinical trials and control only certain aspects of their activities. Nevertheless, we will be responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our preclinical studies or clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.
We and any third parties that we contract with are required to comply with regulations and requirements, including GCP, for conducting, monitoring, recording, and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of EEA countries, and comparable foreign regulatory authorities for any drugs in clinical development. The FDA and comparable foreign regulatory authorities enforce GCP requirements through periodic inspections of clinical trial sponsors, principal investigators, and trial sites. If we or the third parties we contract with fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our regulatory applications. We cannot assure you that, upon inspection, the FDA or comparable foreign regulatory authorities will determine that our clinical trials comply with GCP. In addition, our clinical trials must be conducted with drug candidates produced under GMP regulations. Our failure or the failure of third parties that we may contract with to comply with these regulations may require us to repeat some aspects of a specific, or an entire, clinical trial, which would delay the regulatory approval process and could also subject us to enforcement action.
Although we intend to design the clinical trials for our future drug candidates or be involved in the design when other parties sponsor the trials, we anticipate that third parties will conduct our clinical trials. As a result, many important aspects of our clinical development will be outside of our direct control. Our reliance on third parties to conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, fail to comply with contractual obligations, experience regulatory compliance issues and form relationships with other entities, some of which may be our competitors. These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If our CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval, and commercialization of RYZ101 or any of our future drug candidates may be delayed, we may not be able to obtain regulatory approval and commercialize our future drug candidates, or our development programs may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct, and this could significantly delay commercialization and require significantly greater expenditures.
If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such CROs are associated with may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize RYZ101 or any of our future drug candidates. As a result, we believe that our financial results and the commercial prospects for RYZ101 or any of our future drug candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Any adverse developments that occur during any clinical trials conducted by Ablaze Pharmaceuticals Inc. may affect our ability to obtain regulatory approval or commercialize our future drug candidates.
Pursuant to our license agreement with Ablaze, we granted to Ablaze an exclusive, royalty-bearing and sublicensable (under certain conditions) license to certain of our intellectual property to develop, make, have made, use, sell, offer for sale, import and otherwise commercialize certain of our proprietary products (excluding RYZ101) for all therapeutic, prophylactic and diagnostic uses in greater China, which includes mainland China, Taiwan, Macau and Hong Kong. Under the Ablaze Agreement, we agreed, upon completion of certain product selection activities, that Ablaze shall have a designated period of time to decide whether to select such product as a product under the Ablaze Agreement. If Ablaze notifies us in writing within such period of time that it wishes to select such product, then such product will automatically become a selected product under the Ablaze Agreement. To date, Ablaze has selected one such product—the peptide underlying RYZ801, pursuant to the terms of our license agreement. Any dispute with Ablaze may result in the delay or termination of the research, development or commercialization of any drug candidate that is subject to the collaboration in greater China and may result in costly litigation that diverts management attention and resources away from our day-to-day activities, which may adversely affect our business, financial condition, results of operations and prospects.
If serious adverse events occur during any clinical trials Ablaze decides to conduct with respect to our drug candidates, the FDA and comparable foreign regulatory authorities may delay, limit, or deny approval of our drug candidates or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs. If we receive FDA approval, or approval from comparable foreign regulatory authorities, for our drug candidates and a new and serious safety issue is identified in connection with clinical trials conducted by Ablaze, the FDA and comparable foreign regulatory authorities may withdraw their approval of the drug or otherwise restrict our ability to market and sell our drug. In addition, treating physicians may be less willing to administer our drug due to concerns over such adverse events, which would limit our ability to commercialize our current and future drug candidates.
Any adverse developments related to the administration of our drug candidates in compassionate use programs may affect our ability to obtain regulatory approval or commercialize future drug candidates that arise out of our parallel RPT discovery engine.
In many countries, physicians are permitted to administer unapproved drugs to patients who have life-threatening disease with no viable available therapy. In some countries, like the United States, the unapproved drug must be undergoing clinical trials but, in others, the unapproved drug can be administered even before clinical trials have started in any jurisdiction. We took advantage of this opportunity in connection with our development of RYZ101 and, in parallel with our IND-enabling studies, have continued to image patients with RYZ811 outside the United States. In addition, we anticipate that future development candidates will be administered outside the United States under these exceptions before we have completed IND-enabling studies or initiated clinical trials. When used under these circumstances, the treating physician is not required to follow our clinical trial protocols and, in some cases, regulatory agencies are not involved, nor are they informed, of the treatment. We will have no control over the administration of our drug candidates when used under these conditions. Although the data we obtain from these patients can be useful to us in our trial designs and conversations with the FDA and comparable foreign regulatory agencies, we will not be able to formally rely on the data from these patients in our regulatory submissions and we may not receive information related to safety or outcomes from these patients. Further, the patients receiving treatment under these programs often have very advanced disease.
If serious adverse events or other issues that call into question the potentially efficacy of our drug candidates or their component parts occurs when our drug candidates (or their components) are administered through compassionate use programs, the FDA and other regulatory authorities may delay, limit, or deny approval of our drug candidates or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs. In addition, treating physicians may be less willing to administer our drug due to concerns over such adverse events, which would limit our ability to commercialize our current and future drug candidates.
Our success is dependent on our ability to successfully pursue business development, strategic partnerships and investment opportunities as our company matures. We are currently party to such arrangements, and we may enter into additional collaboration and licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances, acquisitions, or licensing arrangements.
We have entered into collaboration and licensing arrangements with Ablaze, Nimble, and PeptiDream, and may in the future form or seek strategic alliances or acquisitions, create joint ventures, or enter into additional collaboration and licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to RYZ101 and any future drug candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. We may not be successful in our efforts to establish a strategic partnership or acquisition or other alternative arrangements for our programs because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our programs as having the requisite potential to demonstrate safety, potency, purity and efficacy and obtain regulatory approval.
Further, collaborations involving our technologies or any drug candidates are subject to numerous risks, which may include the following:
•collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;
•collaborators may not pursue development and commercialization of the subject of the collaboration, or may elect not to continue or renew development or commercialization of such drug candidates based on clinical trial results, changes in their strategic focus due to the acquisition of competitive drugs, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a drug candidate, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, drugs that compete directly or indirectly with RYZ101 or any of our future drug candidates;
•a collaborator with marketing and distribution rights to one or more drugs may not commit sufficient resources to their marketing and distribution;
•collaborators may not properly obtain, maintain, protect, defend or enforce our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
•disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of RYZ101 or any of our potential drug candidates, or that result in costly litigation or arbitration that diverts management attention and resources;
•collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable future drug candidates;
•collaborators may own or co-own intellectual property covering our drugs that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property; and
•collaborators may not pay milestones and royalties due to us in a timely manner.
As a result, we may not be able to realize the benefit of our existing collaboration and licensing arrangements or any future strategic partnerships or acquisitions, collaborations or license arrangements we may enter into if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction, license, collaboration or other business development partnership, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new collaborations or strategic partnership agreements related to our current or future drug candidates could delay the development and commercialization of our current or future drug candidates in certain geographies or for certain indications, which would harm our business, financial condition, results of operations and prospects.

If our third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.
Our research and development activities involve the controlled use of potentially hazardous substances, including chemical materials. Any third-party manufacturer that we engage with in the future will be subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we intend to validate that any such manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Comparable restrictions and related risks regarding the use of potentially hazardous substances are also applicable outside the United States. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, financial condition, results of operations and prospects.
The incidence and prevalence of our target patient populations are estimations. If the market opportunities for RYZ101 or any of our future drug candidates are smaller than we estimate, our business, financial condition, results of operations and prospects may be harmed.
We rely on various sources, including published literature and public or proprietary databases, to ascertain an estimate of the number of patients with particular solid tumors, including those with high expression of SSTR2, GPC3 proteins and CA9 enzyme. The determinable prevalence may vary depending on the source and quality of the underlying data and in some cases, insufficient data or poorly curated data may impact our ability to accurately estimate the prevalence of our target patient populations for each indication and in the aggregate across multiple indications both in the clinical trial setting, as well as in the commercial setting, if our drug is approved. If the market opportunities for our drug candidates are smaller than we estimate, our business, financial condition, results of operations and prospects may be harmed.
Risks Related to Intellectual Property
We do not own or expect to own any issued patents relating to the active ingredient of our drug candidate RYZ101.
We do not own or license and do not expect to own or license any patents or patent applications that cover the active drug ingredient in RYZ101, which is Ac225 DOTATATE. However, as of September 30, 2023, we own three granted U.S. patents and one U.S. non-provisional patent application directed to the pharmaceutical formulation of RYZ101 and methods of using the formulation. Composition-of-matter patent claims on the active pharmaceutical ingredient, or API, in pharmaceutical drug products are generally considered to be the favored form of intellectual property protection for drug products because such patents may provide protection without regard to any particular method of use or manufacture or formulation of the API used. Formulation and method-of-use patent claims do not prevent a competitor or other third party from marketing an identical API for an indication that is outside the scope of the method claims or from developing a different formulation that is outside the scope of the formulation claims. Further, we cannot predict whether the non-provisional patent application will result in the issuance of an additional U.S. patent that provides us with any competitive advantage. We also do not have any issued patents outside the U.S. relating to our drug candidate RYZ101. In addition, the claims in our three granted U.S. patents may be narrow, and it is possible that others will design around our existing patents and any future patents we may obtain. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies.
Any patent that issues from the U.S. non-provisional patent application and any future non-provisional patent applications that we may file claiming priority to this patent application are expected to expire in 2042, excluding any patent term adjustments and extensions that may be available. However, we cannot be certain that we will obtain additional issued patents based on our current and future non-provisional patent applications, and if obtained, whether they can provide meaningful protection for our drug candidate RYZ101. If we do not obtain meaningful patent coverage for our drug candidates, their respective components, formulations, combination therapies, methods used to manufacture them, and methods of treatment, competitors may be able to erode or negate any competitive advantage we may have, which would likely harm our business and ability to achieve profitability. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our success depends on our ability to obtain, maintain, enforce, defend and protect our intellectual property and our proprietary technologies, and conduct our business without infringing, misappropriating or otherwise violating an intellectual property or proprietary rights of others.
Our commercial success depends, in part, on our ability to obtain, maintain, enforce, defend and protect our intellectual property rights, including patent protection and trade secret protection for our drug candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon, misappropriating or otherwise violating the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our drug candidates, proprietary technologies and their uses that are important to our business. We may also seek to protect our proprietary position by acquiring or in-licensing relevant issued patents or pending patent applications or other intellectual property or proprietary rights from third parties. If we or our licensors are unable to obtain or maintain patent protection with respect to our drug candidates and other proprietary technologies we may develop, it could have a material adverse effect on our business, financial condition, results of operations and prospects.
Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or the patent applications of our current or future licensors will result in patents being issued or that issued patents will afford sufficient protection against competitors or other third parties with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties.
Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts in the United States and abroad. The degree of future protection for our and our licensors’ intellectual property or other proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly protect the intellectual property or other proprietary rights relating to our drug candidates could have a material adverse effect on our business, financial condition, results of operations and prospects.
Starting June 1, 2023, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. This is a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.
We cannot be certain that the claims in our U.S. pending patent applications, our pending international patent applications and any patent applications that we may file in the future in the United States or foreign territories, or those of our current or future licensors, will be considered patentable by the U.S. Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our future issued patents will not be found invalid or unenforceable if challenged. Even if they are unchallenged, our owned and licensed patent applications, and any patents we obtain, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our owned or licensed patents by developing similar or alternative technologies in a non-infringing manner. If the patent protection provided by the patent applications we own or license and any patents we obtain is not sufficiently broad to impede such competition, our ability to successfully commercialize our drug candidates could be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our drug candidates by obtaining, maintaining, enforcing and defending patents. These risks and uncertainties include the following:
•the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the non-compliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
•patent applications may not result in any patents being issued;
•patents may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
•our competitors or other third parties, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents or other intellectual property rights that will limit, interfere with or eliminate our ability to make, use and sell our potential drug candidates;
•there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
•countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing drug candidates.
The patent prosecution process is expensive, time-consuming and complex, and we and any current or future licensors may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. We may not be able to obtain or maintain patent applications and patents due to the subject matter claimed in such patent applications and patents being in disclosures in the public domain. It is also possible that we or any current or future licensors will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.
In addition, although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to obtain or maintain valid and enforceable patent protection. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or until issuance, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.
In addition, given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations, and prospects.
If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical drug candidates would be adversely affected.
The patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our pending and future patent applications and those of our current or future licensors may not result in patents being issued which protect our drug candidates and other proprietary technologies we may develop, or which effectively prevent others from commercializing competitive technologies and drug candidates.
Moreover, the coverage claimed in a patent application can be significantly reduced before the corresponding patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we own or in-license issue as patents in the future, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own, or in-license, may be challenged or circumvented by third parties or may be narrowed or invalidated as a result of challenges by third parties. Consequently, we do not know whether our drug candidates or other proprietary technology will be protectable or remain protected by valid and enforceable patents. Even if a patent issues, our competitors or other third parties may be able to circumvent our patents or the patents of our current or future licensors by developing similar or alternative technologies or drugs in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents, if issued, or the patents of our current or future licensors may be challenged in the courts or patent offices in the United States and abroad. We or any of our licensors may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR and inter partes review, or IPR, or other similar proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our drug candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing, misappropriating or otherwise violating third-party patent rights. Moreover, our patents or the patents of our current or future licensors may become subject to post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents and patent applications or those of our current or future licensors. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and drugs, or limit the duration of the patent protection of our drug candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of our current or future licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates.
Moreover, some of our owned patent applications and future patents are, and may in the future be, co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents and patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing drugs and technology. In addition, we may need the cooperation of any such co-owners of such patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing, could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.
We may not be able to protect our intellectual property rights throughout the world.
Patents are of national or regional effect. Filing, prosecuting, maintaining, and defending patent rights and other proprietary rights on all of our research programs and drug candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our or our licensors’ inventions in all countries outside the United States, even in jurisdictions where we or our licensors do pursue patent protection, or from selling or importing drugs made using our or our licensors’ inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we and our licensors have not pursued and obtained patent protection to develop their own drugs and, further, may export otherwise infringing drugs to territories where we have patent protection, but enforcement is not as strong as that in the United States. These drugs may compete with our drug candidates, and our licensor’s patent applications, if issued, or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Various companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many countries do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to pharmaceuticals and biotechnology products, which could make it difficult for us to stop the infringement of our patents, if issued, or marketing of competing drugs in violation of our intellectual property and proprietary rights. In addition, some jurisdictions, such as the EU, Japan, and China, may have a higher standard for patentability than in the United States, including, for example, the requirement of claims having literal support in the original patent filing and the limitation on using supporting data that is not in the original patent filing. Under those heightened patentability requirements, we may not be able to obtain sufficient patent protection in certain jurisdictions even though the same or similar patent protection can be secured in the United States and other jurisdictions.
Proceedings to enforce our intellectual property and proprietary rights in the United States and foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patent rights at risk of being invalidated or interpreted narrowly, could put our owned or in-licensed patent applications at risk of not issuing and could provoke third parties to assert claims against us. We or our licensors may not prevail in any lawsuits that we or our licensors initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Various countries outside the United States have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. As a result, a patent owner in these countries may have limited remedies in certain circumstances, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of any future patents or patent applications in Russia, resulting in partial or complete loss of patent rights in Russia. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.
Further, the standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. As such, we do not know the degree of future protection that we will have on our technologies, drugs, and drug candidates. While we will endeavor to try to protect our technologies, drugs, and drug candidates with intellectual property rights such as patents, as appropriate, the process of obtaining patents is time consuming, expensive, and unpredictable. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Obtaining, maintaining, enforcing and defending our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by regulations and governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and patent applications will be due to be paid to the USPTO and various foreign patent agencies at various stages over the lifetime of our owned or licensed patents and/or patent applications. We have systems in place to remind us to pay these fees, and we rely on our outside counsel and its outside patent annuity service to pay these fees when due. In addition, the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. We seek to employ reputable law firms and other professionals to help us comply with these provisions. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction, including as a result of failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Our ability to comply with the various procedural, documentary, fee payment and other requirements imposed by regulations and governmental patent agencies could also be reduced or eliminated in the event of natural disasters, pandemics, or other catastrophic events. If such an event were to occur, including with respect to the patents and patent applications covering our research programs and drug candidates, as well as their respective methods of use, manufacture, and formulations thereof, it could have a material adverse effect on our business, financial condition, results of operations and prospects, as for example, competitors might be able to enter the market earlier than would otherwise have been the case.

Patent terms may be inadequate to protect our competitive position on our drug candidates for an adequate amount of time.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional application filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our drug candidates are obtained, once the patent life has expired, we may be open to competition from competitive drugs. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned or licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.
Changes in U.S. patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect our drug candidates.
As is the case with other biotechnology companies, our success is heavily dependent on intellectual property and other proprietary rights, particularly patents. Obtaining, maintaining, enforcing, defending and protecting intellectual property and other proprietary rights, including patent rights in the biotechnology industry involve a high degree of technological and legal complexity. Therefore, obtaining, maintaining, enforcing, defending and protecting biotechnology patents is costly, time consuming and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. In addition, Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us.
For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty regarding our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future. Any of the foregoing could have a material adverse effect on our owned and in-licensed patent portfolio and our ability to protect and enforce our intellectual property in the future, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications or those of our current or future licensors and the enforcement or defense of our future issued patents or those of our current or future licensors.
On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes several significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period after filing or until issuance, we may not be certain that we or our current or future licensors are the first to either (i) file any patent application related to our drug candidates or (ii) invent any of the inventions claimed in the patents or patent applications.
The Leahy-Smith Act also includes several significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including PGR, IPR, and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications or those of our current or future licensors and the enforcement or defense of our future issued patents or those of our current or future licensors, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
If we do not obtain patent term extension for our drug candidates, our business may be materially harmed.
Depending upon the timing, duration, and specifics of FDA regulatory approval of our drug candidates, one or more patents issued from U.S. patent applications that we file or those of our current or future licensors may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Amendments). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during the FDA regulatory review process based on the first regulatory approval for a particular drug or biologic. A maximum of one patent may be extended per FDA-approved drug as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of drug approval, and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our drug candidates.
However, we may not be granted an extension for which we apply in the United States or any other jurisdiction because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time or the scope of patent protection afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party.
If we are unable to obtain patent term extension or restoration, or the foreign equivalent, or the term of any such extension is less than we request, our competitors or other third parties may obtain approval of competing drugs following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors or other third parties may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their drug earlier than might otherwise be the case. Any of the foregoing could materially harm our business, financial condition, results of operations and prospects.
Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to develop drugs that are similar to our drug candidates or utilize similar technology but that are not covered by the claims of the patent applications that we own or license or any patents we may obtain in the future;
•we, or our current or future licensors or collaborators, might not have been the first to make the inventions covered by any such current or future pending patent applications that we own or license or any patents we may obtain in the future;
•we, or our current or future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating or otherwise violating our owned or licensed intellectual property rights;
•it is possible that the current or future pending patent applications we own or license will not lead to issued patents;
•any issued patents that we own or license in the future may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties, or may not provide us with any competitive advantages;

•our competitors or other third parties might conduct research and development activities in countries where we do not have patent or other intellectual property rights and then use the information learned from such activities to develop competitive drugs for sale in our major commercial markets;
•it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents;
•we may not develop additional proprietary technologies that are patentable;
•the patents or pending or future patent applications of others, if issued, may have an adverse effect on our business; and
•we may choose not to file for patent protection in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application covering such intellectual property.
Should any of these events occur, it could have a material adverse effect on our business, financial condition, results of operations and prospects.
We cannot ensure that patent rights relating to inventions described and claimed in our pending patent applications will issue or that patents based on our patent applications will not be challenged and rendered invalid and/or unenforceable.
We have pending provisional patent applications in the United States and pending applications under the Patent Cooperation Treaty in our portfolio relating to our research programs and drug candidates. However, we cannot predict:
•the scope of protection of any patent issuing based on our patent applications;
•whether the claims of any patent issuing based on our patent applications will provide protection against competitors;
•whether or not third parties will find ways to challenge, narrow, invalidate or circumvent our patent rights;
•whether or not others will obtain patents claiming aspects similar to those covered by our patents, if issued, and patent applications;
•whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose; and/or
•whether the patent applications that we own or in-license will result in issued patents with claims that cover our drug candidates or uses thereof.
We cannot be certain that the claims in our current or future patent applications directed to our drug candidates, as well as technologies relating to our research programs will be considered patentable by the USPTO or by patent offices in foreign countries. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. The biotechnology and pharmaceutical industries, including the fields of targeted radiopharmaceuticals, are intense, fast-moving and highly competitive. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim relevant to our business. There is no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our drugs that may be approved in the future, or impair our competitive position.
Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our drug candidates is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our drug candidates. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be involved in lawsuits to protect or enforce any patents we obtain in the future or our future licensors’ patents, which could be expensive, time consuming and unsuccessful. Further, any future issued patents we obtain or our current or future licensors’ patents could be found invalid or unenforceable if challenged in court.
Competitors or other third parties may infringe our intellectual property rights. To prevent such infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or in-license is not valid, is unenforceable or is not infringed. If we or any of our current or potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at one of our drug candidates, the defendant could counterclaim that our patent or the patent of our current or future licensors is invalid or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of sufficient written description, non-enablement, or obviousness-type double patenting. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.
Third parties may also raise similar invalidity claims before the USPTO or patent offices abroad, even outside the context of litigation. Such mechanisms include re-examination, PGR, IPR, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). The outcome following legal assertions of invalidity or unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our current or future licensors, and the patent examiners are unaware during prosecution. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our or our licensors’ patent applications or any patents or patent applications we may obtain or license in the future, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any drug candidates that we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects. Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy.
Derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our future patents or patent applications or those of our current or future licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms.
In addition, if the breadth or strength of protection provided by our or our licensors’ patent applications or the patents and patent applications we may obtain or in-license in the future is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates.
Even if resolved in our favor, litigation or other legal proceedings relating to our intellectual property rights may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, rulings, motions and other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.
Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing any one of our future issued patents or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such an infringement claim or action may be too high or not in the best interest of our company or our stockholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other legal proceedings relating to our intellectual property rights, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings.

In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own patented drug and practicing our own patented technology.
The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent which might adversely affect our ability to develop and market our drugs.
As the biotechnology industry expands and more patents are issued, the risk increases that our drug candidates may be subject to claims of infringement of the patent rights of third parties. There can be no assurance that our operations do not, or will not in the future, infringe existing or future third-party patents. Identification of third-party patent rights that may be relevant to our operations is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified every third-party patent and pending application in the United States and abroad that is relevant to our research and other operations or necessary for the commercialization of our drug candidates in any jurisdiction.
Numerous U.S. and foreign patents and pending patent applications are owned by third parties and exist in the fields in which we are commercializing or plan to commercialize our drug candidates and in which we are developing other proprietary technologies. Our competitors or other third parties in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our drugs. We do not always conduct independent reviews of pending patent applications and patents issued to third parties. Patent applications in the United States and elsewhere are typically not published until approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our drugs, or the use of our drugs. As such, there may be applications of others now pending or recently revived patents of which we are unaware. These patent applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our drugs.
The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our drugs. We may incorrectly determine that our drugs are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our drug candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our drugs.
We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, including our research programs, drug candidates, their respective methods of use, manufacture and formulations thereof, and could result in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

Our commercial success depends significantly on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights, including patents, of third parties. Claims by third parties that we infringe, misappropriate, or otherwise violate their intellectual property or other proprietary rights, may result in liability for damages or prevent or delay our developmental and commercialization efforts.
Our commercial success depends in part on avoiding infringement, misappropriation or other violation of the intellectual property and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe, misappropriate, or otherwise violate patents, trade secrets or other intellectual property rights owned or controlled by third parties. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. If our defenses to such claims are unsuccessful, we could be liable for damages, which could be significant. Other entities may have or obtain patents, intellectual property rights or other proprietary rights that could limit our ability to make, use, sell, offer for sale, or import our drug candidates and drugs that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology industry, including patent infringement lawsuits, oppositions, reexaminations, IPR proceedings and PGR proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign-issued patents and pending patent applications exist in the fields in which we are developing drug candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our drug candidates. The intellectual property landscape around our radiopharmaceutical drug candidates is crowded, complex, and fast-moving, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property.
As the biotechnology industry expands and more patents are issued, the risk increases that our drug candidates may be subject to claims of infringement, misappropriation or other violation of the patents or other intellectual property rights and proprietary rights of third parties. We are aware of certain third-party patent applications in this landscape that may, if issued as patents, be asserted to encompass aspects of our technology. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of any of our drug candidates, and we cannot be certain that we were the first to file a patent application related to a drug candidate or technology. Moreover, because patent applications can take many years to issue, may be confidential for 18 months or more after filing and can be revised before issuance, there may be currently pending patent applications that may later result in issued patents that our drug candidates may infringe. Furthermore, certain applications may remain confidential until a patent issues. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our drugs that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Any claims of patent infringement asserted by third parties would be time consuming and could:
•result in costly litigation that may cause negative publicity;
•divert the time and attention of our technical personnel and management;
•cause development delays;
•prevent us from commercializing any of our drug candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
•require us to develop non-infringing technology, which may not be possible on a cost-effective basis;
•subject us to significant liability to third parties, including treble damages and attorneys’ fees, if we are found to willfully infringe third-party intellectual property rights; or
•require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all, or which might be non-exclusive, which could result in our competitors gaining access to the same technology.

We may choose to challenge the enforceability or validity of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, IPR or PGR proceedings. We may also choose to challenge the validity of a third party’s U.S. patent in federal court proceedings, however, to be successful, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Both USPTO and federal proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the European Patent Office, or EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office, then we may be exposed to litigation by a third party alleging that the patent may be infringed by our drug candidates or proprietary technologies.
Although no third party has asserted a claim of patent infringement against us, others may hold proprietary rights that could prevent our drug candidates from being marketed. It is possible that a third party may assert a claim of patent infringement directed at any of our drug candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our drug candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages and attorneys’ fees if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our drug candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our drug candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our drug candidates, which could harm our business, financial condition, results of operations and prospects. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our drug candidates and technology.
Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition to any of the foregoing events, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition, and prospects.
Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.
During any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motion, and other interim proceedings or developments in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our existing drug candidates, approved drugs, programs, or intellectual property could be diminished. Accordingly, the market price of shares of our common stock may decline. Such announcements could also harm our reputation or the market for our future drugs, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
In addition, we rely on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information to maintain our competitive position. Trade secrets and know-how can be difficult to protect. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and invention assignment agreements with employees, consultants and advisors, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems; however, such systems and security measures may be breached, and we may not have adequate remedies for any breach. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and process. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.
Moreover, third parties may still lawfully obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced, and our competitive position would be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor or other third party will discover them or that our trade secrets will be misappropriated or disclosed.
In addition to seeking patent protection for some of our technology and drug candidates, we also rely on trade secrets, including unpatented know-how, technology, and other proprietary information, to maintain our competitive position. Elements of our drug candidates, including processes for their preparation and manufacture, may involve proprietary know-how, information, or technology that is not covered by patents, and thus for these aspects we may consider trade secrets and know-how to be our primary intellectual property. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market.
Trade secrets and unpatented know-how can be difficult to trace, protect and enforce. We require our employees to enter into written employment agreements containing provisions of confidentiality and obligations to assign to us any inventions generated in the course of their employment. We seek to protect our potential trade secrets, proprietary know-how and information in part, by entering into non-disclosure and confidentiality agreements with parties who are given access to them, such as our corporate collaborators, outside scientific collaborators, CROs, CMOs, consultants, advisors and other third parties. With our consultants, contractors and outside scientific collaborators, these agreements typically include invention assignment obligations. Although we have taken steps to protect our trade secrets and unpatented know-how, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets and unpatented know-how, and we may not be able to obtain adequate remedies for such breaches. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our drugs that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

Trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. Trade secrets will over time be disseminated within the industry through independent development, the publication of journal articles and the movement of skilled personnel from company to company or academic to industry scientific positions. Though our agreements with third parties typically restrict the ability of our advisors, employees, collaborators, licensors, suppliers, third-party contractors, and consultants to publish data potentially relating to our trade secrets, our agreements may contain certain limited publication rights. Because from time to time we expect to rely on third parties in the development, manufacture and distribution of our drugs and provision of our services, we must, at times, share trade secrets with them. Despite employing the contractual and other security precautions described above, the need to share trade secrets increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be harmed, and our business, financial condition, results of operations and prospects could be materially adversely affected.
We may be subject to claims that we or our employees, consultants, or collaborators have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers or claims asserting ownership of what we regard as our own intellectual property.
Some of our employees, consultants and advisors are currently or were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We have sought to enter into, and may in the future seek to enter into, non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners, and other third parties. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. We may become subject to litigation where a third party asserts that we or our employees inadvertently or otherwise breached the agreements and used or disclosed trade secrets or other information proprietary to the third parties. Defense of such matters, regardless of their merit, could involve substantial litigation expense and be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions.
Moreover, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our drug candidates and technology. Failure to defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees. In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property we regard as ours. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, to determine the ownership of what we regard as our intellectual property, or defend claims that they may bring against us. Such claims could have a material adverse effect on our business, financial condition, results of operations and prospects.
In addition, we or our licensors may in the future be subject to claims by former employees, collaborators, consultants or other third parties asserting an ownership right in our owned or licensed patent applications or future patents, patent applications, trade secrets or other intellectual property. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership of our patent rights, trade secrets or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees. An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar drug candidates and technology, without payment to us, or could limit the duration of the patent protection covering our drug candidates and proprietary technology. Such challenges may also result in our inability to develop, manufacture or commercialize our drug candidates and proprietary technology without infringing third-party patent rights.

Parties making claims against us may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure. Any of the foregoing have a material adverse effect on our business, financial condition, results of operations, and prospects.
Our rights to develop and commercialize our technology and drug candidates may be subject, in part, to the terms and conditions of licenses granted to us by others.
We have entered into and may enter into license agreements in the future with others to advance our existing or future research or allow commercialization of our existing or future drug candidates. If we fail to comply with our obligations under our intellectual property licenses, if the licenses are terminated, or if disputes regarding these licenses arise, we could lose significant rights that are important to our business. These licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and drugs in the future.
In addition, subject to the terms of any such license agreements, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. In such an event, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If we or our current or future licensors fail to prosecute, maintain, enforce, and defend such patents or patent applications, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our drug candidates that are subject of such licensed rights could be adversely affected.
Our current or future licensors may rely on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-license. If other third parties have ownership rights to our current or future in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing drugs and technology. This could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.
It is possible that we may be unable to obtain licenses at a reasonable cost or on reasonable terms, if at all. Even if we can obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. If we are unable to do so, we may be unable to develop or commercialize the affected drug candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, manufacturing methods, drug candidates, or future methods or drugs resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.
If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our current and future licensors, we could lose license rights that are important to our business.
We are heavily reliant upon licenses from third parties to certain patent rights and proprietary technology that are important or necessary to the development of our proprietary technology. Further development of our RPT discovery engine and proprietary technology may require us to enter into additional license or collaboration agreements. Our future licenses may not provide us with exclusive rights to use the licensed intellectual property and technology, or may not provide us with exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our drug candidates and proprietary technology in the future. Additionally, our current license agreements impose, and future agreements may impose, various development, diligence, commercialization and other obligations on us and require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses.
Disputes may arise between us and our current or future licensors regarding intellectual property subject to a license agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•our financial or other obligations under the license agreement;
•our right to sublicense patents and other rights to third parties;

•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•our right to transfer or assign the license;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our current or future licensors and us and our partners; and
•the priority of invention of patented technology.
In addition, the agreements under which we license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed, or license in the future, prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected drug candidates, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Despite our best efforts, our current or future licensors might conclude that we materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize drugs and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors will have the freedom to seek regulatory approval of, and to market, drugs identical to ours and we may be required to cease our development and commercialization of certain of our drug candidates and proprietary technology. This could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.
Our technology licensed from various third parties may be subject to retained rights. Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies.
Our current and future licensors may retain certain rights under the relevant agreements with us, including the right to use the underlying technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether our licensors limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse.
In addition, the U.S. federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act, or the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself.
We or our current and future licensors may collaborate with academic institutions to accelerate our research or development. Some of our licensed patents and patent applications may have been generated using U.S. government funding, and we may acquire or license in the future intellectual property rights that have been generated with U.S. government funding or grants. If the U.S. government exercises its march-in rights in our existing or future intellectual property rights that are generated with U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any drugs embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. drug manufacturers for drugs covered by such intellectual property. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

We may not be successful in obtaining or maintaining necessary rights to our drug candidates through acquisitions and in-licenses.
Because our development programs may require or in the future require the use of intellectual property or proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party intellectual property or proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties that we identify as necessary for our drug candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary.
More established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may be required to expend significant time and resources to redesign or our drug candidates, to develop or license replacement candidates, all of which may not be feasible on a technical or commercial basis, and we may have to abandon development of the relevant program or drug candidate, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Further, any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:
•collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
•collaborators may not pursue development and commercialization of our therapeutics or may elect not to continue or renew development or commercialization programs based on trial or test results, changes in their strategic focus due to the acquisition of competitive drugs, or availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;
•collaborators could independently develop, or develop with third parties, drugs that compete directly or indirectly with our drug candidates;
•a collaborator with marketing, manufacturing and distribution rights to one or more drug candidates may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;
•we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
•disputes may arise between us and a collaborator that causes the delay or termination of the research, development or commercialization of our drug candidates or that results in costly litigation or arbitration that diverts management attention and resources;
•collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable drug candidates;
•collaborators may own or co-own intellectual property covering our technologies or drug candidates that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and
•a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.
Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our drugs. Our current or future registered or unregistered trademarks and trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the trademarks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.
During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Although these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.
Moreover, any name we may propose to use with our drug candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed drug names, including an evaluation of potential for confusion with other drug names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary drug names, it may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark.
Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.
Risks Related to Our Common Stock
Our principal stockholders and management own a significant percentage of our stock and will have the ability to exert significant control over matters subject to stockholder approval.
Following the IPO, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant percentage of our outstanding common stock. As a result, such persons, acting together, have the ability to significantly control or influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
Our stock price is likely to continue to be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors.
The market price of our common stock is likely to continue to be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors describe in this “Risk Factors” section:

•developments with respect to our pipeline, including the commencement, enrollment, or results of current and future preclinical studies and clinical trials;
•any delay in our regulatory filings for RYZ101 or any of our future drug candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including, without limitation, the issuance by the FDA of a “refusal to file” letter or a request for additional information;
•adverse results or delays in clinical trials;
•our decision to initiate a preclinical study or clinical trial, not to initiate a preclinical study or clinical trial or to terminate an existing preclinical study or clinical trial;
•adverse actions taken by regulatory agencies with respect to our preclinical studies or clinical trials, manufacturing supply chain or sales and marketing activities, including failure to receive regulatory approval of our future drug candidates;
•changes in laws or regulations, including, but not limited to, preclinical study or clinical trial requirements for approvals;
•any adverse changes to our relationship with manufacturers or suppliers;
•manufacturing, supply or distribution shortages;
•our failure to commercialize approved drugs;
•changes in the structure of healthcare payment systems;
•additions or departures of key scientific or management personnel;
•unanticipated serious safety concerns related to the use of RYZ101 or any of our future drug candidates;
•disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•variations in our results of operations;
•our cash position;
•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•publication of research reports about us or our industry, or small molecule drugs in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•announcements made by us or our competitors of new drug offerings, acquisitions, strategic relationships, joint ventures, or capital commitments;
•our inability to establish or maintain collaborations;
•our ability to effectively manage our growth;
•the size of our initial target markets;
•changes in the market valuations of similar companies;
•press reports, whether or not true, about our business;
•sales or perceived potential sales of our common stock by us or our stockholders in the future;
•overall fluctuations in the equity and credit markets;
•ineffectiveness of our internal controls;
•changes in accounting practices or principles;
•changes or developments in the global regulatory environment;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•general political, economic, industry and market conditions, including resulting impacts of the ongoing war between Russia and Ukraine and the war in Israel and risk of a larger conflict;

•other events or factors, many of which are beyond our control.
In addition, the stock market in general and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they paid.
Future sales of our common stock in the public market could cause our common stock price to fall.
Our common stock price could decline as a result of sales of a large number of shares of common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.
As of September 30, 2023, 59,826,184 shares of common stock were outstanding.
Substantially all shares of common stock sold in the IPO are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates” as defined in Rule 144 under the Securities Act. The resale of the remaining shares, or 67% of our outstanding shares of common stock as of September 30, 2023, is currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by certain of our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters in connection with the IPO. However, subject to applicable securities law restrictions, these shares will be able to be sold in the public market on March 13, 2024. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, market stand-off agreements and/or lock-up agreements, as well as Rules 144 and 701 under the Securities Act.
In addition, certain of our stockholders have rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. See “Description of capital stock—Stockholder registration rights” in the Prospectus. We also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. The registration of such shares enable the shares to be sold in the public market upon issuance, subject to the lock-up agreements entered into by our stockholders with the underwriters in connection with the IPO.
In addition, in the future, we may issue additional shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.
We do not currently intend to pay dividends on our common stock and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation of the value of our common stock.
We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. We do not intend to declare or pay any cash dividends on our capital stock in the foreseeable future. As a result, any investment return on our common stock will depend upon increases in the value for our common stock, which is not certain.
If securities or industry analysts publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the trading price or trading volume of our common stock could decline.
The trading market for our common stock is influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. If one or more of these analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation about our competitors, or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If any analyst who covers us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline. In addition, if we fail to the meet the forecasts published by these analysts, the trading price of our common stock would likely decline.

We are an “emerging growth company,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:
•not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act;
•reduced disclosure obligations regarding executive compensation in our periodic reports on Form 10-Q, and annual report on Form 10-K; and
•exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We could be an “emerging growth company” for up to five years following the completion of our September 2023 initial public offering. Our status as an “emerging growth company” will end as soon as any of the following takes place:
•the last day of the fiscal year in which we have more than $1.235 billion in annual revenue;
•the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
•the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•the last day of the fiscal year ending after the fifth anniversary of the completion of our IPO, which is December 31, 2028.
If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected to use this extended transition period for any new or revised accounting standards during the period in which we remain an “emerging growth company” (or we affirmatively and irrevocably opt out of the extended transition period); however, we may adopt certain new or revised accounting standards early. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act, upon issuance of a new or revised accounting pronouncement that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, including most recently in connection with the ongoing war between Russia and Ukraine and the war in Israel and risk of a larger conflict. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, scale back or discontinue the development and commercialization of RYZ101 or one or more of our future drug candidates or delay our pursuit of potential in-licenses or acquisitions. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not succeed or survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

Our amended and restated certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, any state court located within the State of Delaware, or if all such state courts lack jurisdiction, the federal district court for the District of Delaware) and any appellate court therefrom will be the sole and exclusive forum for the following types of claims or causes of action under Delaware statutory or common law: (i) any derivative claim or cause of action brought on our behalf; (ii) any claim or cause of action asserting a breach of a fiduciary duty owed by any current or former director, officer or other employee, to us or our stockholders; (iii) any claim or cause of action against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provisions of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; (iv) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; (v) any claim or cause of action as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; and (vi) any claim or cause of action against us, or any of our directors, officers or other employees, that is governed by the internal affairs doctrine, or otherwise related to our internal affairs, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. Our amended and restated certificate of incorporation states that these choice of forum provisions will not apply to claims or causes of action brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions, which costs could be borne by investors, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees and may discourage these types of lawsuits. Furthermore, if a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, and such costs could be borne by investors.
Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our common stock.
Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our common stock. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws:
•permit our board of directors to issue shares of preferred stock, with any rights, preferences and privileges as they may designate (including the right to approve an acquisition or other change in our control);
•provide that the authorized number of directors may be changed only by resolution of the board of directors;
•provide that the board of directors or any individual director may only be removed with cause and the affirmative vote of the holders of at least 66 2/3% of the voting power of all of our then outstanding common stock;
•provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•divide our board of directors into three classes;
•require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;
•provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner and also specify requirements as to the form and content of a stockholder’s notice;
•do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose); and
•provide that special meetings of our stockholders may be called only by the chairman of the board, our Chief Executive Officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors.
The amendment of any of these provisions, with the exception of the ability of our board of directors to issue shares of preferred stock and designate any rights, preferences and privileges thereto, would require approval by the holders of at least 66 2/3% of our then-outstanding common stock.
In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time. A Delaware corporation may opt out of this provision by express provision in its original certificate of incorporation or by amendment to its certificate of incorporation or bylaws approved by its stockholders. However, we have not opted out of this provision.
These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.
General Risk Factors
We incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Securities Act, the Exchange Act, Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will continue to need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs over those incurred as a private company, and to make some activities more time consuming and costly, particularly after we are no longer an emerging growth company. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements, and these increased costs may require us to reduce costs in other areas of our business. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.
Until such time, if ever, as we can generate substantial revenue from the sale of drugs, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution, or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of a holder of our common stock. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Moreover, in the event of insolvency, debt holders would be repaid before our common stockholders would receive any distribution of our corporate assets.
If we raise funds through additional collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs, RYZ101 or future drug candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, scale back or discontinue the development and commercialization of one or more of our future drug candidates, delay our pursuit of potential in-licenses or acquisitions or grant rights to develop and market future drug candidates that we would otherwise prefer to develop and market ourselves.
Our current operations are in southern California and Indiana, and we or the third parties upon whom we depend may be adversely affected by wildfires, earthquakes, tornadoes or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Our material facilities are in San Diego, California, an area that has experienced significant natural disasters, including wildfires and earthquakes. We do not carry earthquake insurance. In addition, our manufacturing facility is being constructed in Indiana, an area that experiences tornadoes and other severe weather. Earthquakes, wildfires, tornadoes or other natural disasters could severely disrupt our operations, and could materially and adversely affect our business, financial condition, results of operations and prospects.
If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period. The disaster recovery and business continuity plan we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses because of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.
Furthermore, integral parties in our supply chain are similarly vulnerable to natural disasters or other sudden, unforeseen, and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business.
We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties.
We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other biotechnology companies. We may be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers, or that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our drug candidates or drug development pipeline, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, financial condition, results of operations and prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

We could be subject to securities class action litigation.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.
Failure to maintain effective internal control over financial reporting could adversely affect our business and if investors lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected.
We are not currently required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. However, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. Our first annual assessment of our internal control over financial reporting will not be required until our second annual report on Form 10-K, though we are required to disclose changes made in our internal control over financial reporting on a quarterly basis. Moreover, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm would need to issue a report that is adverse in the event that there are material weaknesses in our internal control over financial reporting.
To comply with the requirements of being a public company, we have undertaken various actions, and will need to take additional actions, such as implementing numerous internal controls and procedures and hiring additional accounting or internal audit staff or consultants. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business and failure to establish and maintain effective internal control over financial reporting could adversely affect our business and if investors lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We are subject to the periodic reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met because of the inherent limitations in all control systems. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.
For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Under current law, U.S. federal net operating losses, or NOLs, incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the federal law.

As of December 31, 2022, we had $40.9 million of U.S. federal NOLs and $1.1 million of state NOLs. Our U.S. federal NOLs can be carried forward indefinitely under current law. Additionally, we continue to generate U.S. federal research and development, or R&D, credits, which generally may be carried forward to offset a portion of future tax liabilities, if any, subject to expiration of such credit carryforwards. Our NOL carryforwards and R&D credits are subject to review and possible adjustment by the U.S. and state tax authorities.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a cumulative change (by value) in its equity ownership by “5-percent shareholders” that is greater than 50 percentage points over a rolling three-year period, the corporation’s ability to use its pre-change NOL carryforwards, R&D credits and certain other pre-change tax attributes to offset its post-change income or taxes may be limited. This could limit the amount of NOLs, R&D credit carryforwards or other applicable tax attributes that we can utilize annually to offset future taxable income or tax liabilities. The completion of our IPO, together with private placements and other transactions that have occurred since our inception, may have triggered such an ownership change. Subsequent ownership changes, some of which may be outside our control, and changes to the U.S. tax rules in respect of the utilization of NOLs, R&D credits and other applicable tax attributes carried forward may further affect the limitation in future years. We have not conducted any studies to determine annual limitations, if any, that could result from such ownership changes.
In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act, and the IRA have have all made many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. It is also possible that future legislation could have an adverse effect on our operations, cash flows and results of operations and contribute to overall market volatility. In addition, it is uncertain if and to what extent various states will conform to recent or newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse consequences. Our internal computer systems, or those of our third-party CROs, manufacturers, contractors or consultants, or current or future collaborators or other third parties, may fail or suffer security breaches or other unauthorized or improper access, which could result in a material disruption of our development programs.
We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store, handle, share, use, retain, safeguard, transmit, analyze and otherwise process large amounts of data, including, without limitation, confidential information, such as proprietary business information, health information, and personal information. It is critical that we do so in a manner to maintain the confidentiality and integrity of such confidential information.

Despite the implementation of security measures, given the size and complexity of our internal information technology systems and those of our third-party vendors and other contractors and consultants, and the increasing amounts of confidential information that they maintain, such internal computer and technology systems and those of our current and any future third-party CROs, manufacturers, and other contractors, consultants and collaborators are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, information security threats, such as data breaches, damage from computer viruses, cyber-attacks (such as the deployment of social engineering malware, denial-of-service attacks, ransomware attacks, and supply chain attacks), unauthorized access, intentional or accidental actions or inaction by our employees, third-party vendors, contractors, consultants, business partners or other third parties that introduce vulnerabilities, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any material system failures, accidents, security breaches or intrusions to date, if such an event were to occur and cause interruptions in our operations or result in any inadvertent or unauthorized disclosure of or access to personal information, protected health information, or other sensitive, confidential or proprietary information, it could result in a material disruption of our programs and/or material liability and reputation harm. For example, the loss of data from preclinical studies or clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Undetected security breaches of our computer systems could result in the theft of our proprietary chemical structures and fraudulent filing of patent claims by competitors that could limit our freedom to operate in the future. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, other data or applications relating to our technology, RYZ101, RYZ801 or future drug candidates, or those of our third-party vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of RYZ101, RYZ801 or future drug candidates could be compromised or delayed. Any of the foregoing could result in significant legal and financial exposure and reputational damage that could potentially have a material adverse effect on our business, financial condition, results of operations, and prospects. We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.
We rely on information technology systems that we or our third-party service providers operate to collect, store, handle, share, use, retain, safeguard, transmit, analyze and otherwise process electronic information in our day-to-day operations. In connection with our drug discovery efforts, we may collect, store, handle, use or otherwise process a variety of personal information and data, such as name, mailing address, email addresses, phone number and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data (such as personal information) or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by computer hackers, hostile foreign governments or agencies, industrial espionage, cyber criminals, organized crime affiliates, terrorist organizations, wire fraud and other forms of cyber fraud, the deployment of harmful malware,denial-of-service attacks, social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), ransomware, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, attacks enhanced or facilitated by AI, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats or other means to threaten data security, confidentiality, integrity and availability. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information and trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the EU GDPR or the UK GDPR) and may cause a material adverse impact to our reputation, affect our ability to use collected data, conduct new studies and potentially disrupt our business.

Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident, breach or other interruption, we could experience adverse consequences. Although we may have contractual protections with our service providers, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our service providers may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.
We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies, or breaches. We also rely on our employees and consultants to safeguard their security credentials and follow our policies and procedures regarding use, access and protection of computers and other devices that may contain our sensitive information. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyberattacks and any such attacks could result in losses described above, as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenue or other adverse consequences. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.
We also take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate any vulnerabilities in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. High risk or critical vulnerabilities pose significant risks to our business.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and cybersecurity obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and cybersecurity practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.Unregistered Sales of Equity Securities
Stock Option Awards
During the three months ended September 30, 2023, we granted options to purchase an aggregate of 377,986 shares of our common stock at a weighted-average exercise price of $11.32 per share. The stock options were issued pursuant to written compensatory plans or arrangements with our employees and directors, in reliance on the exemption from the registration requirements provided by Rule 701 promulgated under the Securities Act or the exemption set forth in Section 4(a)(2) under the Securities Act and Rule 506 promulgated thereunder as a transaction not involving any public offering.
Common Stock Issued Upon Conversion of Preferred Stock
Immediately prior to the completion of the IPO, 34,942,503 outstanding shares of convertible preferred stock converted into 35,616,773 shares of common stock. Immediately prior to the completion of the IPO, we filed an Amended and Restated Certificate of Incorporation, which authorized a total of 700,000,000 shares of common stock and 10,000,000 shares of preferred stock. Upon the filing of the Amended and Restated Certificate of Incorporation, 34,942,503 shares of our redeemable convertible preferred stock then outstanding were automatically converted into 35,616,773 shares of our common stock. The issuance of such shares of our common stock was exempt from registration under Section 3(a)(9) or Section 4(2) of the Securities Act.
b.Use of Proceeds
On September 14, 2023, we completed our initial public offering pursuant to which we issued and sold an aggregate of 18,706,240 shares of our common stock, including the full exercise of the underwriters’ option to purchase up 2,591,640 additional shares, and the selling stockholder named in the Prospectus sold 1,163,000 shares of common stock, at the IPO price of $18.00 per share. The offer and sale of all of the shares of our common stock in the initial public offering were registered under the Securities Act pursuant to our Registration Statement on Form S-1, as amended (File No. 333-274193), which were declared effective by the SEC on September 14, 2023. J.P. Morgan, Jefferies, Evercore ISI and Truist Securities acted as joint book-running managers for the initial public offering.Shares of our common stock began trading on The Nasdaq Global Market on September 15, 2023.
We received gross proceeds from our IPO of approximately $336.7 million, which resulted in net proceeds of approximately $310.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. None of the underwriting discounts and commissions or other offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.
There has been no material change in the planned use of proceeds from our initial public offering as described in the Prospectus that forms a part of our Registration Statement, which was filed with the SEC pursuant to Rule 424(b) on September 18, 2023.
c.Issuer Repurchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

Item 6. Exhibits.

Exhibit number	Description of document	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation	8-K	9/19/2023	3.1

3.2	Amended and Restated Bylaws	S-1	8/24/2023	3.4

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	9/11/2023	4.1

4.2	Third Amended and Restated Investors’ Rights Agreement, dated August 25, 2022, by and among the Registrant and certain of its stockholders.	S-1	8/24/2023	4.2

10.1+	Form of Indemnity Agreement, by and between the Registrant and its directors and officers.	S-1/A	9/11/2023	10.1

10.2+	The Registrant’s 2023 Equity Incentive Plan and Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, RSU Grant Notice and Award Agreement thereunder.	S-1/A	9/11/2023	10.3

10.3+	The Registrant’s 2023 Employee Stock Purchase Plan.	S-8	9/19/2023	99.3

10.4+	The Registrant’s Non-Employee Director Compensation Policy.	S-1/A	9/11/2023	10.5

10.5+	Employment Agreement dated August 22, 2023, by and between the Registrant and Ken Song, M.D.	S-1/A	9/11/2023	10.6

10.6+	Employment Agreement dated August 22, 2023, by and between the Registrant and Susan Moran, M.D., MSCE.	S-1/A	9/11/2023	10.7

10.7+	Employment Agreement dated August 22, 2023, by and between the Registrant and Arvind Kush.	S-1/A	9/11/2023	10.8

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X
+Indicates management contract or compensatory plan
*This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYZEBIO, INC.

Date: November 13, 2023	By:	/s/ Ken Song
Ken Song, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Arvind Kush
Arvind Kush
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)